Form 10-Q
period 2012-09-30
EP Energy LLC
filed 2012-11-30
CIK 1555082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 333-183815

EP Energy LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-4871021
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1001 Louisiana Street Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (713) 997-1200

Internet Website: www.epenergy.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

EP ENERGY LLC

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
Bbl	= barrels
MBbls	= thousand barrels
Mcfe	= thousand cubic feet of natural gas equivalents
MMBtu	= million British thermal units
MMcf	= million cubic feet
MMcfe	= million cubic feet of natural gas equivalents
NGL	= natural gas liquids
TBtu	= trillion British thermal units

When we refer to oil and natural gas in “equivalents,” we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one Bbl of oil is equal to six Mcf of natural gas. Also, when we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us”, “we”, “our”, “ours”, “the company” or “ EP Energy”, we are describing EP Energy and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions)

(Unaudited)

	Quarterly Periods		Year-to-Date Periods
	Successor	Predecessor	Successor	Predecessor
	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	March 23 (inception) to September 30, 2012	January 1 to May 24, 2012	Nine Months Ended September 30, 2011

Operating Revenues
Oil and condensate	$230	$131	$307	$322	$367
Natural gas	162	256	223	262	753
NGL	18	15	23	29	43
Financial derivatives	(181)	251	(124)	365	275
Total operating revenues	229	653	429	978	1,438

Operating expenses
Transportation costs	29	20	43	45	58
Lease operating expense	55	61	76	96	161
General and administrative	85	46	294	75	144
Depreciation, depletion and amortization	107	157	141	319	437
Impairments/Ceiling test charge	—	158	1	62	158
Exploration expense	21	—	27	—	—
Taxes, other than income taxes	27	21	39	45	70
Total operating expenses	324	463	621	642	1,028

Operating (loss) income	(95)	190	(192)	336	410
Loss from unconsolidated affiliates	(2)	(3)	(3)	(5)	(4)
Other (expense) income	—	(4)	1	(3)	(4)
Loss on extinguishment of debt	(14)	—	(14)	—	—
Interest expense
Third party	(84)	(3)	(137)	(14)	(7)
Affiliated	—	(1)	—	—	(3)
(Loss) income before income taxes	(195)	179	(345)	314	392
Income tax expense	1	118	1	136	179
Net (loss) income	$(196)	$61	$(346)	$178	$213

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Quarterly Periods		Year-to-Date Periods
	Successor	Predecessor	Successor	Predecessor
	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	March 23 (inception) to September 30, 2012	January 1 to May 24, 2012	Nine Months Ended September 30, 2011

Net (loss) income	$(196)	$61	$(346)	$178	$213
Net gains from cash flow hedging activities:
Reclassification adjustment(1)	—	1	—	3	5
Other comprehensive gains	—	1	—	3	5
Comprehensive (loss) income	$(196)	$62	$(346)	$181	$218

(1)                     Reclassification adjustments are stated net of tax. Taxes recognized for the predecessor periods related to January 1, 2012 to May 24, 2012, the quarter and nine months ended September 30, 2011 are $2 million, $1 million and $3 million, respectively.

See accompanying notes.

EP ENERGY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	Successor September 30, 2012	Predecessor December 31, 2011

ASSETS
Current assets
Cash and cash equivalents	$152	$25
Accounts receivable
Customer, net of allowance of less than $1 in 2012 and 2011	179	135
Affiliates	—	132
Other, net of allowance of $2 for 2012 and $7 for 2011	27	39
Materials and supplies	24	28
Derivatives	118	272
Prepaid assets	30	12
Other	2	15
Total current assets	532	658
Property, plant and equipment, at cost
Oil and natural gas properties, of which $481 was excluded from amortization for 2011	7,110	21,923
Other property, plant and equipment	95	147
	7,205	22,070
Less accumulated depreciation, depletion and amortization	150	18,003
Total property, plant and equipment, net	7,055	4,067
Other assets
Investments in unconsolidated affiliates	236	346
Derivatives	100	9
Deferred income taxes	6	7
Unamortized debt issue cost	133	8
Other	4	4
	479	374
Total assets	$8,066	$5,099

See accompanying notes.

EP ENERGY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

(Unaudited)

	Successor September 30, 2012	Predecessor December 31, 2011

LIABILITIES AND EQUITY
Current liabilities
Accounts payable
Trade	$116	$140
Affiliates	—	47
Other	306	258
Derivatives	10	7
Accrued taxes other than income	45	33
Accrued interest	113	—
Deferred income taxes	—	91
Accrued taxes	19	—
Asset retirement obligations	9	5
Other	35	8
Total current liabilities	653	589

Long-term debt	4,221	851
Other long-term liabilities
Derivatives	31	73
Asset retirement obligations	164	148
Deferred income taxes	—	291
Other	11	47
Total non-current liabilities	4,427	1,410

Commitments and contingencies (Note 8)
Members’/Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized and outstanding at December 31, 2011	—	—
Additional paid-in capital	—	4,580
Accumulated deficit	—	(1,476)
Accumulated other comprehensive loss	—	(4)
Members’ equity	2,986	—
Total members’/stockholder’s equity	2,986	3,100
Total liabilities and equity	$8,066	$5,099

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Year-to-Date Periods
	Successor	Predecessor
	March 23 (Inception) to September 30, 2012	January 1 to May 24, 2012	Nine Months Ended September 30, 2011

Cash flows from operating activities
Net (loss) income	$(346)	$178	213
Adjustments to reconcile net (loss) income to net cash from operating activities
Depreciation, depletion and amortization	141	319	437
Deferred income tax expense	—	199	290
Loss from unconsolidated affiliates, adjusted for cash distributions	5	12	42
Impairments/Ceiling test charges	1	62	158
Loss on extinguishment of debt	14	—	—
Amortization of equity compensation expense	9	—	—
Non-cash portion of exploration expense	14	—	—
Amortization of debt issuance cost	8	7	2
Other non-cash income items	2	—	1
Asset and liability changes
Accounts receivable	(32)	132	(16)
Accounts payable	15	(56)	56
Affiliate income taxes	—	4	(96)
Derivatives	268	(201)	(51)
Accrued interest	113	(1)	—
Other asset changes	(4)	(7)	20
Other liability changes	47	(68)	(13)
Net cash provided by operating activities	255	580	1,043

Cash flows from investing activities
Capital expenditures	(475)	(636)	(1,097)
Net proceeds from the sale of assets	110	9	585
Cash paid for acquisitions, net of cash acquired	(7,126)	(1)	(1)
Net cash used in investing activities	(7,491)	(628)	(513)

Cash flows from financing activities
Proceeds from long term debt	4,823	215	1,425
Repayment of long term debt	(609)	(1,065)	(1,175)
Contributed member equity	3,323	—	—
Contribution from parent	—	960	—
Change in note payable with parent	—	—	(775)
Debt issuance costs	(149)	—	(7)
Net cash provided by (used in) financing activities	7,388	110	(532)

Change in cash and cash equivalents	152	62	(2)
Cash and cash equivalents
Beginning of period	—	25	74
End of period	$152	$87	$72

See accompanying notes

EP ENERGY LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions, except share amounts)

(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income	Total Stockholder’s /Members’ Equity

Predecessor
Balance at December 31, 2011	1,000	$—	$4,580	$(1,476)	$(4)	$3,100
Contribution from parent		—	1,481	—	—	1,481
Other		—	12	—	3	15
Net income		—	—	178	—	178
Elimination of predecessor parent stockholder’s equity	(1,000)	—	(6,073)	1,298	1	(4,774)
Balance at May 24, 2012	—	$—	$—	$—	$—	$—

Successor
Balance at March 23, 2012 (inception)	—	$—	$—	$—	$—	$—
Member contributions	—	—	—	—	—	3,323
Equity compensation expense	—	—	—	—	—	9
Net loss	—	—	—	—	—	(346)
Balance at September 30, 2012	—	$—	$—	$—	$—	$2,986

See accompanying notes.

EP ENERGY LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

EP Energy LLC (the successor and formerly known as Everest Acquisition LLC) was formed as a Delaware limited liability company on March 23, 2012 by Apollo Global Management LLC (Apollo) and other private equity investors (collectively, the Sponsors). On May 24, 2012, the Sponsors acquired EP Energy Global LLC, (formerly known as EP Energy Corporation and EP Energy, L.L.C. after its conversion into a Delaware limited liability company) and subsidiaries for approximately $7.2 billion in cash as contemplated by the merger agreement among El Paso Corporation (El Paso) and Kinder Morgan, Inc. (KMI) which is further described in Note 2. The entities acquired are engaged in the exploration for and the acquisition, development, and production of oil, natural gas and NGL primarily in the United States, with international activities in Brazil, and together these entities constituted the oil and natural gas operations of El Paso. Hereinafter, the acquired entities are referred to as the predecessor for financial accounting and reporting purposes.

The condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles as it applies to interim financial statements. Because this is an interim period report presented using a condensed format, it does not include all of the disclosures required by United States generally accepted accounting principles. You should read this quarterly report along with the December 31, 2011 financial statements of the predecessor, which contain a summary of significant accounting policies and other disclosures. The financial statements as of September 30, 2012 and for each of the predecessor and successor periods presented are unaudited. The consolidated predecessor balance sheet as of December 31, 2011 has been derived from the audited balance sheet in the 2011 audited predecessor financial statements. In our opinion, all adjustments which are of a normal, recurring nature to fairly present these interim period results are reflected. The results for any interim period are not necessarily indicative of the expected results for the entire year. Predecessor periods reflect reclassifications to conform to EP Energy LLC’s financial statement presentation.

Significant Accounting Policies

Other than as described below, there were no changes in significant accounting policies as described in the 2011 audited financial statements of the predecessor and no material accounting pronouncements issued but not yet adopted as of September 30, 2012.

Accounting for Oil and Natural Gas Activities.  On May 25, 2012, in conjunction with the purchase of EP Energy, L.L.C., we began applying the successful efforts method of accounting for oil and natural gas exploration and development activities. Prior to the acquisition date, the predecessor applied the full cost method of accounting for its oil and natural gas exploration and development activities.

Under the successful efforts method, (i) lease acquisition costs and all development costs are capitalized and exploratory drilling costs are capitalized until results are determined, (ii) other non-drilling exploratory costs, including certain geological and geophysical costs such as seismic costs and delay rentals, are expensed as incurred,  (iii) internal costs directly identified with the acquisition, successful drilling of exploratory wells and development activities are capitalized, and (iv) interest costs related to financing oil and natural gas projects actively being developed are capitalized until the projects are evaluated or substantially complete and ready for their intended use if the projects were evaluated as successful.

The provision for depreciation, depletion, and amortization is determined on a basis identified by common geological structure or stratigraphic conditions applied to total capitalized costs, plus future abandonment costs net of salvage value, using the unit of production method with lease acquisition costs amortized over total proved reserves and other exploratory drilling and developmental costs amortized over proved developed reserves.

We evaluate capitalized costs related to proved properties at least annually or upon a triggering event to determine if impairment of such properties is necessary.  Our evaluation is made based on common geological structure or stratigraphic conditions and considers estimated future cash flows for all proved developed (producing and non-producing) and proved undeveloped reserves in comparison to the carrying amount of the proved properties to determine recoverability. If the carrying amount of a property exceeds the estimated undiscounted future cash flows, the carrying amount is reduced to estimated fair value through a charge to income. Fair value is calculated by discounting the future cash flows based on estimates of future oil and gas production, commodity prices based on published forward commodity price curves as of the date of the estimate, adjusted for geographical location and quality differentials, estimates of future operating and development costs, and a risk-adjusted discount rate. The discount rate is based on rates utilized by market participants that are commensurate with the risks inherent in the development and production of the underlying natural gas and crude oil.

We also evaluate our unproved property costs at least annually or upon a triggering event to determine if the market value is less than the carrying value. The majority of our unproved costs relate to leasehold costs. We evaluate these costs as to their recoverability, based on changes brought about by economic factors and potential shifts in our business strategy.  Unproved properties that are not individually significant are assessed and amortized in the aggregate based on several factors, including our average holding period, prior experience, expected lease utilization and/or forfeiture rates, and drilling success. Individually significant unproved property costs are assessed for impairment on a property-by-property basis considering a combination of time, geologic and engineering factors.  Impairments of unproved properties, including amortization of individually insignificant unproved property costs, are charged to exploration expense within our income statement in the period incurred. For the successor periods for the quarter ended September 30, 2012 and the period from March 23, 2012 to September 30, 2012, we recorded $14 million of amortization of unproved property costs.

2. Acquisitions and Divestitures

Acquisitions. On May 24, 2012, Apollo and other investors acquired EP Energy Global LLC for approximately $7.2 billion. We also incurred approximately $330 million in transaction, advisory, and other fees, of which $142 million was capitalized as debt issue costs and $15 million as prepaid costs in other assets on our balance sheet.  The remaining $173 million is reflected in general and administrative expense in our income statement. The acquisition was funded with approximately $3.3 billion in equity contributions and the issuance of approximately $4.25 billion of debt. In conjunction with the sale, a portion of the proceeds were also used to repay approximately $960 million outstanding under predecessor’s revolving credit facility at that time. See Note 7 for additional discussion of debt. The purchase transaction was accounted for under the acquisition method of accounting which requires, among other items, that assets and liabilities acquired assumed be recognized on the balance sheet at their fair values as of the acquisition date. Our consolidated balance sheet presented as of September 30, 2012, reflects our estimated purchase price allocation based on available information. The following is the estimated allocation of the adjusted purchase price to specific assets and liabilities assumed based on estimates of fair values and costs. There was no goodwill associated with the transaction.

Allocation of purchase price	May 24, 2012
(In millions)
Current assets	$586
Non-current assets	447
Property, plant and equipment	6,884

Current liabilities	(420)
Non-current liabilities	(284)
Total purchase price	$7,213

The unaudited pro forma information below for the quarter and nine month periods ended September 30, 2012 and September 30, 2011 has been derived from the historical consolidated financial statements and has been prepared as though the acquisition occurred as of the beginning of January 1, 2011. The unaudited pro forma information does not purport to represent what our results of operations would have been if such transactions had occurred on such date.

	Quarter ended September 30, 2012	Quarter ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
	(In millions)
Operating Revenues	$229	$653	$1,407	$1,438
Net (Loss) Income	(175)	171	60	337

Divestitures. Our 2012 divestitures primarily related to the sale of our Egypt interests for approximately $22 million and the sale of oil and natural gas properties located in the Gulf of Mexico for a gross purchase price of approximately $103 million. Proceeds from the Gulf of Mexico sale net of purchase price adjustments were approximately $79 million. These sales represent an exit from our Egyptian exploration activities and our Gulf of Mexico operations. We also sold other domestic oil and natural gas properties for approximately $14 million. We did not record a gain or loss on any of these sales as the purchase price allocated to the assets sold was reflective of the estimated sales price of these properties. During the nine months ended September 30, 2011, we sold non-core oil and natural gas properties located in our Central and Southern divisions in several transactions from which we received proceeds that totaled approximately $570 million. We did not record a gain or loss on any of these sales.

3. Impairments/Ceiling Test Charges

Under the full cost method of accounting, the predecessor conducted quarterly impairment tests (ceiling test) of capitalized costs in each of the full cost pools. During the first quarter of 2012, we recorded a non-cash ceiling test charge of approximately $62 million as a result of the decision to exit exploration and development activities in Egypt. The charge related to unevaluated costs in that country and included approximately $2 million related to equipment. During the quarter and nine months ended September 30, 2011 we recorded ceiling test charges of approximately $152 million related to our Brazil oil and natural gas operations. For the predecessor quarterly and year to date periods ended September 30, 2011, we also recorded an impairment of certain oil field related equipment and supplies of $6 million.

For the successor period from inception through September 30, 2012, we have not recorded any impairments under the successful efforts method of accounting for our oil and natural gas properties. Forward commodity prices can play a significant role in determining impairments. Due to the current forecast of future natural gas prices and considering the significant amount of fair value allocated to our natural gas properties with the purchase of the company, we could be required to record an impairment of the carrying value of our proved properties should future prices decline from current levels. For the period from inception to September 30, 2012, we recorded an impairment of inventory (materials and supplies) of $1 million.

4. Income Taxes

Prior to its acquisition, the predecessor was party to a tax accrual policy with El Paso whereby El Paso filed U.S. and certain state returns on the predecessor’s behalf. Under its policy, the predecessor recorded federal and state income taxes on a separate return basis and reflected current and deferred income taxes in the financial statements through the acquisition date. In conjunction with the acquisition, all domestic federal and state current and deferred income taxes were settled with El Paso through a non-cash contribution. As of May 25, 2012, we continue to be subject to foreign income taxes, and as of September 30, 2012 and December 31, 2011, we had net deferred foreign income tax asset balances of $6 million and $7 million, respectively.

Income Tax Expense (Benefit).  The components of income tax expense (benefit) were as follows:

	Successor	Predecessor
	March 23 (Inception) to September 30, 2012	January 1 to May 24, 2012	Nine Months Ended September 30, 2011
		(In millions)
Components of Income Tax Expense
Current
Federal	$—	$(61)	$(103)
State	—	(3)	—
Foreign	1	1	(8)
	1	(63)	(111)
Deferred
Federal	—	188	279
State	—	11	11
	—	199	290
Total income tax expense	$1	$136	$179

Effective Tax Rate.  Interim period income taxes for the predecessor were computed by applying an anticipated annual effective tax rate to year-to-date income or loss, except for significant unusual or infrequently occurring items, which were recorded in the period in which they occurred. Changes in tax laws or rates were recorded in the period of enactment. The effective tax rate was affected by items such as income attributable to dividend exclusions on earnings from unconsolidated affiliates where receipt of dividends was anticipated, the effect of state income taxes (net of federal income tax effects), and the effect of foreign income which was taxed at different rates.

Effective tax rates for the predecessor periods from January 1, 2012 to May 24, 2012 and nine months ended September 30, 2011, were 43 percent and 46 percent, respectively. For the predecessor periods from January 1, 2012 to May 24, 2012, the effective tax rate was significantly higher than the statutory rate primarily due to the impact of an Egyptian ceiling test charge without a corresponding tax benefit. For the nine months ended September 30, 2011, the effective tax rate was higher than the statutory rate primarily due to the impact of the Brazilian ceiling test charge without a corresponding U.S. or Brazilian tax benefit (deferred tax benefits related to the Brazilian ceiling test charge were offset by an equal valuation allowance) offset by dividend exclusions on earnings from unconsolidated affiliates where we anticipate receiving dividends and the favorable resolution of certain tax matters related to the first half of 2011.

5.  Property, Plant, and Equipment

Unproved oil and natural gas properties.  As of September 30, 2012, we have approximately $2.8 billion of property, plant, and equipment associated with unproved oil and natural gas properties primarily a result of the purchase price allocation in conjunction with the acquisition of the predecessor. Suspended well costs were not material as of September 30, 2012.

Asset Retirement Obligations.  We have legal asset retirement obligations associated with the retirement, replacement, or removal of our oil and natural gas wells and related infrastructure. We incur these obligations when production on those wells is exhausted, when we no longer plan to use them or when we abandon them. We accrue these obligations when we can estimate the timing and amount of their settlement. In estimating our liability, we utilize several assumptions, including a credit-adjusted risk-free rate of 7 percent and a projected inflation rate of 2.5 percent. Changes in our estimated obligations in the table below represent changes to the expected amount and timing of payments to settle our asset retirement obligations. Typically, these changes primarily result from obtaining new information about the timing of our obligations to plug our oil and natural gas wells and the costs to do so. The net asset retirement liability is reported on our balance sheet in other current and non-current liabilities.  Changes in the net liability from December 31, 2011 through September 30, 2012 (reflecting both predecessor and successor periods) were as follows:

2012
(In millions)
Net asset retirement liability at January 1	$153
Liabilities settled	(9)
Property sales(1)	(64)
Accretion expense(2)	10
Liabilities incurred	7
Changes in estimate (predecessor)	42
Fair value adjustment related to acquisition	34
Net asset retirement liability at September 30	$173

(1)         Asset retirement liability for the Gulf of Mexico oil and natural gas properties sold in July 2012.

(2)         Includes approximately $5 million of accretion expense related to the predecessor period from January 1, 2012 to May 24, 2012.

Capitalized Interest.  Interest expense is reflected in our financial statements net of capitalized interest. Capitalized interest for the successor periods for the three month period ended September 30, 2012 and for the period from March 23, 2012 (inception) to September 30, 2012 was $5 million and $7 million. Capitalized interest for the predecessor periods for the period from January 1, 2012 to May 24, 2012, the three and nine month periods ended September 30, 2011 was $4 million, $4 million and $10 million.

6. Financial Instruments

The following table presents the carrying value and fair value of our financial instruments:

	Successor September 30, 2012		Predecessor December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$4,221	$4,471	$851	$765

Derivatives	$177	$177	$201	$201

As of September 30, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair value because of the short-term nature of these instruments. As of September 30, 2012, we hold long term debt obligations (see Note 7) with various terms. We estimated the fair value of debt (representing a Level 2 fair value measurement) primarily based on quoted market prices for the same or similar issuances, including consideration of our credit risk related to those instruments.

Oil and natural gas derivatives.  We attempt to mitigate a portion of our commodity price risk and stabilize cash flows associated with forecasted sales of oil and natural gas production through the use of oil and natural gas swaps, basis swaps and option contracts. As of September 30, 2012 and December 31, 2011, we have oil and natural gas derivatives on 36,815 MBbl and 14,530 MBbl of oil and 301 TBtu and 105 TBtu of natural gas, respectively. None of these contracts are designated as accounting hedges. In October of 2012, we added 19 TBtu of natural gas fixed price swaps.

Interest Rate Derivatives. During July 2012, we entered into interest rate swaps with a notional amount of $600 million that are intended to reduce variable interest rate risk related to our reserves based lending credit facility (RBL). These interest rate derivatives start in November 2012 and extend through April 2017. None of these contracts are designated as accounting hedges.  As of September 30, 2012, we have $3 million of interest rate derivatives in current liabilities as derivatives in our balance sheet. For the quarter ended September 30, 2012 and the period of March 23 to September 30, 2012 we recorded an increase of $3 million in interest expense related to our interest rate derivatives.

Fair Value Measurements.  We use various methods to determine the fair values of our financial instruments. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair values of our financial instruments into three levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. Each of the levels are described below:

•                  Level 1 instruments’ fair values are based on quoted prices in actively traded markets.

•                  Level 2 instruments’ fair values are based on pricing data representative of quoted prices for similar assets and liabilities in active markets (or identical assets and liabilities in less active markets).

•                  Level 3 instruments’ fair values are partially calculated using pricing data that is similar to Level 2 instruments, but also reflect adjustments for being in less liquid markets or having longer contractual terms.

As of September 30, 2012, all of our financial instruments were classified as Level 2. Our assessment of an instrument within a level can change over time based on the maturity or liquidity of the instrument, which could result in a change in the classification of our financial instruments between other levels.  Other than our interest rate derivatives entered into in July 2012, during the nine months ended September 30, 2012, there have been no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which our financial instruments are classified.

Financial Statement Presentation.  The following table presents the fair value associated with derivative financial instruments as of September 30, 2012 and December 31, 2011. Derivative assets and liabilities are netted with counterparties where we have a legal right of offset and we classify our derivatives as either current or non-current assets or liabilities based on their anticipated settlement date.  On certain derivative contracts recorded as assets in the table below we are exposed to the risk that our counterparties may not perform or post the required collateral.

	Level 2
	Successor September 30, 2012	Predecessor December 31, 2011
	(In millions)
Assets
Oil and natural gas derivatives	$302	$304
Impact of master netting arrangements	(84)	(23)
Total net assets	218	281

Liabilities
Oil and natural gas derivatives	(122)	(103)
Interest rate derivatives	(3)	—
Impact of master netting arrangements	84	23
Total net liabilities	(41)	(80)
Total	$177	$201

The following table presents realized and unrealized net gains on financial derivatives presented in operating revenues in our income statement and previously dedesignated cash flow hedges included in accumulated other comprehensive income (in millions):

	Quarterly Periods		Year-to-Date Periods
	Successor	Predecessor	Successor	Predecessor
	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	March 23 (inception) to September 30, 2012	January 1 to May 24, 2012	Nine Months Ended September 30, 2011

Realized and unrealized (losses) gains	$(181)	$251	$(124)	$365	$275
Accumulated other comprehensive income	$—	$2	$—	$5	$8

7. Long Term Debt

In conjunction with the acquisition of the predecessor, we issued or obtained approximately $4.25 billion of debt and repaid amounts outstanding under the predecessor’s existing revolving credit facility. During August 2012, we (i) issued an additional $350 million of senior unsecured notes which were primarily used to paydown amounts outstanding under our RBL credit facility and (ii) re-priced our $750 million term loan at an effective interest rate of 5.0% from 6.5%.  In conjunction with this repricing, we recorded a $14 million loss on debt extinguishment in our income statement reflecting the pro-rata portion of deferred financing costs written off, debt discount and call premiums paid related to lenders who exited or reduced their loan commitments in conjunction with the term loan repricing.

Listed below are additional details related to each of our debt obligations as of the periods presented:

	Interest Rate	Successor September 30, 2012	Predecessor December 31,2011
		(In millions)
$1 billion revolving credit facility - due June 2, 2016 (1)	Variable	$—	$850
Senior notes - due June 1, 2013	7.75%	—	1
$2 billion RBL credit facility - due May 24, 2017	Variable	380	—
$750 million term loan - due April 24, 2018 (2), (3)	Variable	741	—
$750 million senior secured note - due May 1, 2019 (3)	6.875%	750	—
$2.0 billion senior unsecured note - due May 1, 2020	9.375%	2,000	—
$350 million senior unsecured note - due September 1, 2022	7.75%	350	—
Total		$4,221	$851

(1)         Prior to the acquisition, the predecessor maintained a $1 billion revolving credit facility.  The amounts outstanding under this facility were repaid in conjunction with the acquisition as an equity contribution from El Paso.

(2)         The Term Loan carries a specified margin over the LIBOR of 4.00%, with a minimum LIBOR floor of 1.00%.

(3)         The term loans and secured notes are secured by a second priority lien on all of the collateral securing the RBL credit facility, and effectively rank junior to any existing and future first lien secured indebtedness of the Company.

$2.0 Billion Reserve-based Loan (RBL). We have a $2.0 billion credit facility in place which allows us to borrow funds or issue letters of credit (LCs). As of September 30, 2012, the aggregate amount of borrowings outstanding under the credit facility was $380 million. Our credit facility is collateralized by certain of our oil and natural gas properties. Additionally, the initial borrowing base for this facility was established at $2.0 billion and is subject to redetermination semi-annually beginning in April 2013. Our borrowing base is also impacted if certain other additional debt is incurred.  As of September 30, 2012, the RBL borrowing base was reduced to approximately $1.9 billion based on the issuance of a $350 million in new senior unsecured notes previously described. In addition, we enter into letters of credit in the ordinary course of our operating activities and had $8 million of letters of credit outstanding as of September 30, 2012.

Listed below is a further description of our credit facility including remaining capacity under the facility as of September 30, 2012:

Credit Facility	Maturity Date	Interest Rate	Commitment fees	Remaining Capacity as of September 30, 2012 (1)
$2.0 billion RBL	May 24, 2017	LIBOR + 1.50%(1) 1.50% for LCs	0.375% commitment fee on unused capacity	$1.5 billion

(1)  Based on our September 30, 2012 borrowing level. Amounts outstanding under the $2.0 billion RBL facility bear interest at specified margins over the LIBOR of between 1.50% and 2.50% for Eurodollar loans or at specified margins over the Alternative Base Rate (ABR) of between 0.50% and 1.50% for ABR loans. Such margins will fluctuate based on the utilization of the facility.

In October 2012, we borrowed an additional $400 million with a 6.5-year maturity under our existing senior secured term loan agreement. The incremental term loan was issued at 99.75% of par value and will bear an interest rate of LIBOR plus 3.50% with a LIBOR floor of 1.00%. In conjunction with this borrowing, our RBL borrowing base was further reduced by approximately $120 million.

Guarantees.  Our obligations under the RBL, term loan, secured and unsecured notes are fully and unconditionally guaranteed, jointly and severally, by the Company’s present and future direct and indirect wholly owned material domestic subsidiaries. Our foreign wholly-owned subsidiaries are not parties to the guarantees. As of September 30, 2012, foreign subsidiaries that will not guarantee the notes held approximately 2% of our consolidated assets and had no outstanding indebtedness, excluding intercompany obligations. For the quarter ended September 30, 2012 and the period from March 23, 2012 (inception) to September 30, 2012 these non-guarantor subsidiaries generated approximately 12% and 10% of our revenue including the impacts of financial derivatives.

Restrictive Provisions/Covenants.  The availability of borrowings under our credit agreements and our ability to incur additional indebtedness is subject to various financial and non-financial covenants and restrictions. Our most restrictive financial covenant requires that EP Energy LLC’s debt to EBITDAX, as defined in the credit agreement, must not exceed 5.0 to 1.0 during the current period.  Certain other covenants and restrictions, among other things, also limit our ability to incur or guarantee additional indebtedness; make any restricted payments or pay any dividends on equity interests or redeem, repurchase or retire parent entities’ equity interests or subordinated indebtedness; sell assets; make investments; create certain liens; prepay debt obligations; engage in transactions with affiliates; and enter into certain hedge agreements. As of September 30, 2012, we were in compliance with our debt covenants.

8. Commitments and Contingencies

Legal Proceedings and Other Contingencies

We and our subsidiaries and affiliates are named defendants in numerous legal proceedings that arise in the ordinary course of our business. There are also other regulatory rules and orders in various stages of adoption, review and/or implementation. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of September 30, 2012, we had approximately $20 million accrued for all outstanding legal proceedings and other contingent matters, including $19 million of sales tax reserves.

Sales Tax Audits. As a result of sales and use tax audits during 2010, the state of Texas has asserted additional taxes plus penalties and interest for the audit period 2001-2008 for two of our operating entities.  We are indemnified by KMI if and to the extent the ultimate outcomes exceed the reserves.  During the period ending September 30, 2012 we settled one of our Texas sales and use tax audits for $3 million, including fees. We are currently contesting the remaining assessment and the ultimate outcome is still uncertain. We believe amounts reserved are adequate.

Environmental Matters

We are subject to existing federal, state and local laws and regulations governing environmental air, land and water quality. The environmental laws and regulations to which we are subject also require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2012, we had accrued less than $1 million for related environmental remediation costs associated with onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our exposure could be as high as $1 million. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts that we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

Climate Change and other Emissions.  The Environmental Protection Agency (EPA) and several state environmental agencies have adopted regulations to regulate greenhouse gas (GHG) emissions. Although the EPA has adopted a “tailoring” rule to regulate GHG emissions, at this time we do not expect a material impact to our existing operations. There have also been various legislative and regulatory proposals and final rules at the federal and state levels to address emissions from power plants and industrial boilers. Although such rules and proposals will generally favor the use of natural gas over other fossil fuels such as coal, it remains uncertain what regulations will ultimately be adopted and when they will be adopted. In addition, any regulations regulating GHG emissions would likely increase our costs of compliance by potentially delaying the receipt of permits and other regulatory approvals; requiring us to monitor emissions, install additional equipment or modify facilities to reduce GHG and other emissions; purchase emission credits; and utilize electric-driven compression at facilities to obtain regulatory permits and approvals in a timely manner.

Air Quality Regulations. In August 2010, the EPA finalized a rule that mandates emission reductions of hazardous air pollutants from reciprocating internal combustion engines that requires us to install emission controls on engines across our operations. Engines subject to the regulations must comply by October 2013. We currently estimate to incur capital expenditures in 2013 to complete the required modifications and testing of less than $1 million.

In August 2012, EPA finalized New Source Performance Standard regulations to reduce various air pollutants from the oil and natural gas industry. These regulations will limit emissions from the hydraulic fracturing of certain natural gas wells and equipment including compressors, storage vessels and natural gas processing plants. We do not anticipate a material impact associated with compliance to these new requirements.

In the State of Utah we are currently obtaining or amending air quality permits for a number of small oil and natural gas production facilities. As part of this permitting process we anticipate the installation of tank emission controls that will require approximately $3 million capital expenditures starting in 2013 and extending through 2014.

Hydraulic Fracturing Regulations. We use hydraulic fracturing extensively in our operations. Various regulations have been adopted and proposed at the federal, state and local levels to regulate hydraulic fracturing operations. These regulations range from banning or substantially limiting hydraulic fracturing operations, requiring disclosure of the hydraulic fracturing fluids and requiring additional permits for the use, recycling and disposal of water used in such operations. In addition, various agencies, including the EPA, the Department of Interior and Department of Energy are reviewing changes in their regulations to address the environmental impacts of hydraulic fracturing operations. Until such regulations are implemented, it is uncertain what impact they might have on our operations.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. As part of our environmental remediation projects, we have received notice that we could be designated, or have been asked for information to determine whether we could be designated as a Potentially Responsible Party (PRP) with respect to the Casmalia Remediation site located in California under the CERCLA or state equivalents. As of September 30, 2012, we have estimated our share of the remediation costs at this site to be less than $1 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations, and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.

9. Investments in Unconsolidated Affiliates

We hold investments in two unconsolidated affiliates, Four Star Oil & Gas Company (Four Star) and Black Warrior Transmission Corporation, which we account for using the equity method of accounting. Our income statement reflects (i) our share of net earnings directly attributable to these unconsolidated affiliates, and (ii) other adjustments, such as the amortization of the excess of the carrying value of our investment relative to the underlying equity in the net assets of the entity.

As of September 30, 2012 and December 31, 2011, our investment in unconsolidated affiliates was $236 million and $346 million ($281 million net of deferred income taxes). Included in these amounts was approximately $128 million and $272 million ($207 million net of deferred income taxes) related to the excess of the carrying value of our investment in Four Star relative to the underlying equity in its net assets. In conjunction with the acquisition and purchase price allocation, we adjusted our basis in Four Star to approximately $235 million. We amortize the excess of our investment in Four Star over the underlying equity in the net assets using the unit-of-production method over the life of our estimate of Four Star’s oil and natural gas reserves which are predominantly natural gas reserves. Due to the current outlook for natural gas prices, the fair value of our investment in Four Star could decline which may require us to record an impairment of the carrying value of our investment in the future if that loss is determined to be other than temporary.

We received dividends from Four Star for the quarter ended September 30, 2012 and for the period from March 23, 2012 (inception) to September 30, 2012 of approximately $2 million. For the predecessor periods from January 1, 2012 to May 24, 2012 and the quarter and nine months ended September 30, 2011 we received dividends of $8 million, $12 million and $38 million.

Below is summarized financial information of the operating results of our unconsolidated affiliates.

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	March 23 (inception) to September 30, 2012	January 1 to May 24, 2012	Nine Months Ended September 30, 2011
		(In millions)
Operating results:
Operating revenues	$45	$65	$54	$75	$195
Operating expenses	37	45	49	58	127
Net income(1)	5	13	3	11	45

(1)               Our proportionate share of the underlying net income of our investments does not reflect amortization of our investment in Four Star for the quarter ended September 30, 2012 and the successor period from March 23, 2012 to September 30, 2012 of $3 million and $4 million. Amortization for the predecessor period from January 1, 2012 to May 24, 2012 and quarter and nine months ended September 30, 2011 was $12 million, $8 million and $26 million.

10. Long-Term Incentive Compensation / Post-Employment Benefits

Equity Awards Outstanding Prior to Acquisition.  Prior to the closing of the merger between KMI and El Paso, certain of our employees held vested and unvested stock options, restricted shares and performance shares granted under El Paso’s equity plan. Pursuant to the terms of the merger agreement between El Paso and KMI, each outstanding El Paso stock option, restricted share and performance share automatically vested upon completion of the merger. In the case of outstanding performance shares, performance was deemed to be attained at target. On the merger date, each outstanding stock option, restricted share and performance share was converted into the right to receive either cash or a mixture of cash and shares of Class P common stock of KMI for all shares subject to such awards (in the case of stock options, less the aggregate exercise price), pursuant to the terms of the El Paso/KMI merger agreement. Each holder also received warrants as part of the merger consideration in respect of such equity awards. Through the merger date, the predecessor recorded as general and administrative expense in the income statements, amounts billed directly by El Paso for compensation expense related to these stock-based compensation awards granted directly to our employees, as well as our proportionate share of El Paso’s corporate compensation expense. However, compensation cost associated with the acceleration of vesting as a result of the merger between El Paso and KMI was assumed by El Paso and KMI and are not reflected in these financial statements.

EP Energy LLC Long Term Incentive Compensation Programs. Upon the closing of the acquisition, we adopted new long term incentive (LTI) programs, including an annual performance-based cash incentive payment program and certain long-term equity based programs:

•                  Cash-Based Long Term Incentive.  In addition to annual bonus payments, we provide a long term cash-based incentive program to certain of our employees linking annual performance-based cash incentive payments to the financial performance of the company as approved by the Compensation Committee of our Board of Managers and individual performance for the year. Cash-based LTI awards are expected to be granted annually with a three-year vesting schedule (50% vesting in the first year, and 25% vesting in each of the succeeding two years). We recognize compensation cost in our financial statements as general and administrative expense on these awards over the requisite service period for each separately vesting tranche of the award, net of estimates for forfeitures. For accounting purposes, these performance based cash incentive awards have been treated as liability awards with a fair value on the grant date of approximately $23 million. For the quarter ended September 30, 2012 and for the period from March 23, 2012 to September 30, 2012, we recorded approximately $4 million and $5 million in expense related to these awards.

•                  Long Term Equity Incentive Awards.  We provide certain individuals with two forms of long term equity incentive awards as follows:

•                  Class A “Matching” Grants.  In conjunction with the acquisition by our Sponsors whereby the Sponsors contributed approximately $3.3 billion and received Class A units, certain of our employees purchased a total of approximately 24,000 Class A units (at a purchase price of $1,000 per Class A unit) shortly following the closing of the sale. In connection with their purchase of these units, our parent awarded (i)  “matching” Class A unit grants in an amount equal to 50% of the Class A units purchased (approximately 12,000 units) and (ii) a “guaranteed cash bonus” to be paid in early 2013 equivalent to the amount of the “matching” Class A unit grant.  Matching units are subject to forfeiture in the event of certain termination scenarios. For accounting purposes, we treated the “guaranteed bonus” amounts as liability awards to be settled in cash and the “matching” Class A unit grants as compensatory equity awards. Both of these awards had a fair value of approximately $12 million each on the grant date based on 50 percent of the amount purchased by the participating employees. For the “guaranteed cash bonus”, we will recognize the fair value as compensation cost in general and administrative expense over the period from the date of grant (May 24, 2012) through the anticipated cash payout date in early 2013. For the “matching” Class A unit grant, we will recognize the fair value as compensation cost in general and administrative expense ratably over the four year period from the date of grant through the period over which the requisite service is provided and the time period at which certain transferability restrictions are removed. For the quarter ended September 30, 2012, and for the period from March 23, 2012 to September 30, 2012, we recognized approximately $4 million and $6 million related to both of these awards.

•                  Management Incentive Units.  In addition to the Class A “matching” awards described above, our parent issued approximately 808,000 Management Incentive Units (“MIPs”) to certain of our employees. These MIPs are intended to constitute profits interests. The MIPs are scheduled to vest ratably over 5 years subject to certain forfeiture provisions based on continued employment with the company and become payable based on the achievement of certain predetermined performance measures, including, without limitation, the occurrence of certain specified capital transactions. The MIPs were issued at no cost and have value only to the extent the value of the company increases. For accounting purposes, these profits interests were treated as compensatory equity awards. We determined a grant date fair value of approximately $70 million using an option pricing model. We recognize compensation cost in our financial statements as general and administrative expense on these awards. Compensation cost, net of forfeitures, will be recognized on an accelerated basis for each tranche of the award, over the five year requisite service period considering certain termination provisions limiting recipients to the receipt of 75 percent of the vested portion of such awards prior to a specified threshold capital transaction. For the quarter ended September 30, 2012 and for the period from March 23, 2012 to September 30, 2012, we recognized approximately less than $1 million and $8 million related to these awards.

Post Employment Benefits.  We sponsor a tax-qualified defined contribution retirement plan for a broad-based group of employees.  We make matching contributions (dollar for dollar up to 6% of eligible compensation) and non-elective employer contributions (5% of eligible compensation) to the defined contribution plan, and individual employees are eligible to contribute to the defined contribution plan.  We do not sponsor a defined benefit pension plan or a postretirement welfare benefit plan.

11. Related Party Transactions

Transaction Fee Agreement. In connection with the acquisition of EP Energy Global LLC, we were subject to a transaction fee agreement with certain of our Sponsors (the “Service Providers”) for the provision of certain structuring, financial, investment banking and other similar advisory services. Included in the transaction and other costs paid at the time of the acquisition as further described in Note 2, we paid one-time transaction fees of $71.5 million (recorded as general and administrative expense in our income statement) to the Service Providers in the aggregate in exchange for services rendered in connection with structuring, arranging the financing and performing other services. In the event of any future transactions (including any merger, consolidation, recapitalization or sale of assets or equity interests resulting in a change of control of the equity and voting securities, or sale of all or substantially all of the assets or which is in connection with one or more public offerings, each as further defined in the Transaction Fee Agreement), we would pay an additional transaction fee equal to the lesser of (i) 1% of the aggregate enterprise value paid or provided and (ii) $100 million.

Management Fee Agreement. We entered into a management fee agreement with certain of our Sponsors for the provision of certain management consulting and advisory services. Under the agreement, we pay a non-refundable annual management fee of $25 million. In 2012, we prepaid approximately $15 million for these services through the end of 2012. For the quarter ended September 30, 2012 and for the period from March 23, 2012 to September 30, 2012, we recognized approximately $7 million and $9 million in general and administrative expense related to management fees.

Related Party Transactions Prior to the Acquisition. In conjunction with the acquisition, El Paso made total contributions of approximately $1.5 billion to the predecessor including a non-cash contribution of approximately $0.5 billion to satisfy its current and deferred income tax balances at that time and a cash contribution to facilitate repayment of approximately $960 million of outstanding debt of the predecessor under its revolving credit facility. Additionally, prior to the completion of the acquisition, the predecessor entered into transactions during the ordinary course of conducting its business with affiliates of El Paso, primarily related to the sale, transportation and hedging of its oil, natural gas and NGL production.

Other than continuing transition services agreements with KMI, the agreements noted below ceased on the date of acquisition and included the following services:

•            General. El Paso billed the predecessor directly for certain general and administrative costs and allocated a portion of its general and administrative costs. The allocation was based on the estimated level of resources devoted to its operations and the relative size of its earnings before interest and taxes, gross property and payroll. These expenses were primarily related to management, legal, financial, tax, consultative, administrative and other services, including employee benefits, pension benefits, annual incentive bonuses, rent, insurance, and information technology. El Paso also billed the predecessor directly for compensation expense related to certain stock-based compensation awards granted directly to the predecessor’s employees, and allocated to the predecessor a proportionate share of El Paso’s corporate compensation expense.

•                  Pension and Retirement Benefits.  El Paso maintained a primary pension plan, the El Paso Corporation Pension Plan, a defined benefit plan covering substantially all of our employees prior to the acquisition and providing benefits under a cash balance formula. El Paso also maintained a defined contribution plan covering all of our employees prior to the acquisition. El Paso matched 75 percent of participant basic contributions up to 6 percent of eligible compensation and made additional discretionary matching contributions. El Paso was responsible for benefits accrued under these plans and allocated related costs.

•                  Other Post-Retirement Benefits.  El Paso provided limited post-retirement life insurance benefits for current and retired employees prior to the acquisition. El Paso was responsible for benefits accrued under its plan and allocated the related costs to its affiliates.

•            Marketing. Prior to the completion of the acquisition, the predecessor sold natural gas primarily to El Paso Marketing at spot market prices. Substantially all of the affiliated accounts receivable at December 31, 2011 related to sales of natural gas to El Paso Marketing. The predecessor was also a party to a hedging contract with El Paso Marketing. Realized gains and losses on these hedges were included in operating revenues.

•             Transportation and Related Services. Prior to the completion of the acquisition, the predecessor also contracted for services with El Paso’s regulated interstate pipelines that provided transportation and related services for natural gas production. At December 31, 2011, contractual deposits were $8 million associated with El Paso’s regulated interstate pipelines.

The following table shows revenues and charges to/from affiliates for the following predecessor periods:

	Quarter Ended September 30, 2011	January 1, 2012 to May 24, 2012	Nine Months Ended September 30, 2011
	(In millions)
Operating revenues	$172	$143	$494
Operating expenses	29	44	87
Reimbursements of operating expenses	1	—	2

•             Income Taxes.  Prior to the acquisition, El Paso filed consolidated U.S. federal and certain state tax returns which included the predecessor’s taxable income. See Note 4 for additional information on income tax related matters.

•             Cash Management Program. Prior to the acquisition, our predecessor participated in El Paso’s cash management program which matched short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowings from outside sources.

12. Condensed Consolidating Financial Statements

As discussed in Note 7, our secured and unsecured notes are fully and unconditionally guaranteed, jointly and severally, by the Company’s present and future direct and indirect wholly owned material domestic subsidiaries. Our foreign wholly-owned subsidiaries are not parties to the guarantees (the ‘‘Non-Guarantor Subsidiaries’’). The following reflects condensed consolidating financial information of the issuer, guarantor subsidiaries, non-guarantor subsidiaries, eliminating entries (to combine the entities) and consolidated results as of and for the same periods in our condensed consolidated financial statements presented herein.

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR QUARTER ENDED SEPTEMBER 30, 2012

(In millions)

	Successor
	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Oil and condensate	$—	$220	$10	$—	$230
Natural gas	—	145	17	—	162
NGL	—	18	—	—	18
Financial derivatives	(115)	(66)	—	—	(181)
Total operating revenues	(115)	317	27	—	229
Operating Expenses
Transportation costs	—	29	—	—	29
Lease operating expense	—	46	9	—	55
General and administrative	8	70	7	—	85
Depreciation, depletion and amortization	—	105	2	—	107
Exploration expense	—	20	1	—	21
Taxes, other than income taxes	—	23	4	—	27
Total operating expenses	8	293	23	—	324

Operating (loss) income	(123)	24	4	—	(95)
Loss from unconsolidated affiliates	—	(2)	—	—	(2)
Loss on extinguishment of debt	(14)	—	—	—	(14)
Interest expense	(82)	(2)	—	—	(84)
(Loss) income before income taxes	(219)	20	4	—	(195)
Income tax expense	—	—	1	—	1
(Loss) income before earnings from consolidated subsidiaries	(219)	20	3	—	(196)
Earnings (loss) from consolidated subsidiaries	23	3	—	(26)	—
Net (loss) income	$(196)	$23	$3	$(26)	$(196)

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR QUARTER ENDED SEPTEMBER 30, 2011

(In millions)

	Predecessor
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Oil and condensate	$129	$2	$—	$131
Natural gas	235	21	—	256
NGL	15	—	—	15
Financial derivatives	251	—	—	251
Total operating revenues	630	23	—	653
Operating Expenses
Transportation costs	20	—	—	20
Lease operating expense	51	10	—	61
General and administrative	42	4	—	46
Depreciation, depletion and amortization	148	9	—	157
Impairments/Ceiling test change	30	128	—	158
Taxes, other than income taxes	17	4	—	21
Total operating expenses	308	155	—	463

Operating income	322	(132)	—	190
Loss from unconsolidated affiliates	(3)	—	—	(3)
Other income (expense)	1	(5)	—	(4)
Interest expense
Third party	(4)	—	1	(3)
Affiliated	—	—	(1)	(1)
Income (loss) before income taxes	316	(137)	—	179
Income tax expense	118	—	—	118
Income (loss) before earnings from consolidated subsidiaries	198	(137)	—	61
(Loss) earnings from consolidated subsidiaries	(137)	—	137	—
Net income (loss)	$61	$(137)	$137	$61

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE PERIOD FROM MARCH 23, 2012 (INCEPTION) TO SEPTEMBER 30, 2012

(In millions)

	Successor
	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Oil and condensate	$—	$289	$18	$—	$307
Natural gas	—	198	25	—	223
NGL	—	23	—	—	23
Financial derivatives	(87)	(37)	—	—	(124)
Total operating revenues	(87)	473	43	—	429
Operating Expenses
Transportation costs	—	43	—	—	43
Lease operating expense	—	62	14	—	76
General and administrative	191	94	9	—	294
Depreciation, depletion and amortization	—	138	3	—	141
Impairments	—	1	—	—	1
Exploration expense	—	26	1	—	27
Taxes, other than income taxes	—	33	6	—	39
Total operating expenses	191	397	33	—	621

Operating (loss) income	(278)	76	10	—	(192)
Loss from unconsolidated affiliates	—	(3)	—	—	(3)
Other income	—	—	1	—	1
Loss on extinguishment of debt	(14)	—	—	—	(14)
Interest expense	(137)	—	—	—	(137)
(Loss) income before income taxes	(429)	73	11	—	(345)
Income tax expense	—	—	1	—	1
Income (loss) before earnings from consolidated subsidiaries	(429)	73	10	—	(346)
Earnings (loss) from consolidated subsidiaries	83	10	—	(93)	—
Net (loss) income	$(346)	$83	$10	$(93)	$(346)

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE PERIOD FROM JANUARY 1, 2012 TO MAY 24, 2012

(In millions)

	Predecessor
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Oil and condensate	$310	$12	$—	$322
Natural gas	228	34	—	262
NGL	29	—	—	29
Financial derivatives	365	—	—	365
Total operating revenues	932	46	—	978
Operating Expenses
Transportation costs	45	—	—	45
Lease operating expense	80	16	—	96
General and administrative	69	6	—	75
Depreciation, depletion and amortization	307	12	—	319
Ceiling test charge	—	62	—	62
Taxes, other than income taxes	31	14	—	45
Total operating expenses	532	110	—	642

Operating income (loss)	400	(64)	—	336
Loss from unconsolidated affiliates	(5)	—	—	(5)
Other income (expense)	1	(4)	—	(3)
Interest expense
Third party	(14)	—	—	(14)
Affiliated	2	(2)	—	—
Income (loss) before income taxes	384	(70)	—	314
Income tax expense	135	1	—	136
Income (loss) before earnings from consolidated subsidiaries	249	(71)	—	178
(Loss) earnings from consolidated subsidiaries	(71)	—	71	—
Net income (loss)	$178	$(71)	$71	$178

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(In millions)

	Predecessor
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Oil and condensate	$346	$21	$—	$367
Natural gas	699	54	—	753
NGL	43	—	—	43
Financial derivatives	275	—	—	275
Total operating revenues	1,363	75	—	1,438
Operating Expenses
Transportation costs	58	—	—	58
Lease operating expense	131	30	—	161
General and administrative	133	11	—	144
Depreciation, depletion and amortization	414	23	—	437
Impairments/Ceiling test charge	30	128	—	158
Taxes, other than income taxes	59	11	—	70
Total operating expenses	825	203	—	1,028

Operating income (loss)	538	(128)	—	410
Loss from unconsolidated affiliates	(4)	—	—	(4)
Other expense	—	(4)	—	(4)
Interest expense
Third party	(8)	—	1	(7)
Affiliated	(2)	—	(1)	(3)
Income (loss) before income taxes	524	(132)	—	392
Income tax expense (benefit)	187	(8)	—	179
Income (loss) before earnings from consolidated subsidiaries	337	(124)	—	213
(Loss) earnings from consolidated subsidiaries	(124)	—	124	—
Net income (loss)	$213	$(124)	$124	$213

EP ENERGY LLC

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(In millions)

	Successor
	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$2	$119	$31	$—	$152
Accounts receivable
Customer, net of allowance of less than $1	2	159	18	—	179
Affiliates	—	4	—	(4)	—
Other, net of allowance of $2	—	26	1	—	27
Materials and supplies	—	24	—	—	24
Derivatives	89	29	—	—	118
Prepaid assets	6	14	10	—	30
Other	—	—	2	—	2
Total current assets	99	375	62	(4)	532
Property, plant and equipment, at cost
Oil and natural gas properties	—	7,009	101	—	7,110
Other property, plant and equipment	—	94	1	—	95
	—	7,103	102	—	7,205
Less accumulated depreciation, depletion and amortization	—	147	3	—	150
Total property, plant and equipment, net	—	6,956	99	—	7,055
Other assets
Investments in unconsolidated affiliates	—	236	—	—	236
Investments in consolidated affiliates	6,987	77	—	(7,064)	—
Derivatives	98	2	—	—	100
Deferred income taxes	—	—	6	—	6
Unamortized debt issue cost	133	—	—	—	133
Other	25	4	—	(25)	4
	7,243	319	6	(7,089)	479
Total assets	$7,342	$7,650	$167	$(7,093)	$8,066

EP ENERGY LLC

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(In millions)

	Successor
	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND EQUITY
Current liabilities
Accounts payable
Trade	$—	$116	$—	$—	$116
Affiliates	—	—	4	(4)	—
Other	—	259	47	—	306
Derivatives	5	5	—	—	10
Accrued taxes other than income	—	37	8	—	45
Accrued interest	113	—	—	—	113
Accrued taxes	—	19	—	—	19
Asset retirement obligations	—	9	—	—	9
Other	—	33	2	—	35
Total current liabilities	118	478	61	(4)	653

Long-term debt	4,221	—	—	—	4,221
Non-current notes payable to Unconsolidated affiliate	—	25	—	(25)	—
Other long-term liabilities
Derivatives	17	14	—	—	31
Asset retirement obligations	—	141	23	—	164
Other	—	5	6	—	11
Total non-current liabilities	4,238	185	29	(25)	4,427
Commitments and contingencies
Members’ equity	2,986	6,987	77	(7,064)	2,986
Total liabilities and equity	$7,342	$7,650	$167	$(7,093)	$8,066

EP ENERGY LLC

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(In millions)

	Predecessor
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$6	$19	$—	$25
Accounts receivable
Customer, net of allowance of less than $1	119	16	—	135
Affiliates	132	—	—	132
Other, net of allowance of $7	38	1	—	39
Materials and supplies	21	7	—	28
Derivatives	272	—	—	272
Prepaid assets	4	8	—	12
Other	14	1	—	15
Total current assets	606	52	—	658
Property, plant and equipment, at cost
Oil and natural gas properties, of which $481 was excluded from amortization	20,671	1,252	—	21,923
Other property, plant and equipment	142	5	—	147
	20,813	1,257	—	22,070
Less accumulated depreciation, depletion and amortization	17,026	977	—	18,003
Total property, plant and equipment, net	3,787	280	—	4,067
Other assets
Investments in unconsolidated affiliates	346	—	—	346
Investment in consolidated affiliates	2	—	(2)	—
Derivatives	9	—	—	9
Deferred income taxes	—	7	—	7
Unamortized debt issue cost	259	—	(251)	8
Other	4	—	—	4
	620	7	(253)	374
Total assets	$5,013	$339	$(253)	$5,099

EP ENERGY LLC

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(In millions)

	Predecessor
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND EQUITY
Current liabilities
Accounts payable
Trade	$140	$—	$—	$140
Affiliates	47	—	—	47
Other	210	48	—	258
Derivatives	7	—	—	7
Accrued taxes other than income	24	9	—	33
Deferred income taxes	91	—	—	91
Accrued taxes	5	—	—	5
Asset retirement obligations	8	—	—	8
Total current liabilities	532	57	—	589

Long-term debt	851	—	—	851
Non-current note payable to unconsolidated affiliate	—	251	(251)	—
Other long-term liabilities
Derivatives	73	—	—	73
Asset retirement obligations	126	22	—	148
Deferred income taxes	291	—	—	291
Other	40	7	—	47
Total non-current liabilities	1,381	280	(251)	1,410
Commitments and contingencies
Stockholders’ equity
Common stock, par value $1 per share; 1,000 share authorized and outstanding	—	381	(381)	—
Preferred stock	—	4	(4)	—
Additional paid-in capital	4,580	393	(393)	4,580
Accumulated deficit	(1,476)	(776)	776	(1,476)
Accumulated other comprehensive loss	(4)	—	—	(4)
Total stockholder’s equity	3,100	2	(2)	3,100
Total liabilities and equity	$5,013	$339	$(253)	$5,099

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 23, 2012 (INCEPTION) TO SEPTEMBER 30, 2012

(In millions)

	Successor
	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(346)	$83	$10	$(93)	$(346)
Adjustments to reconcile net (loss) income to net cash from operating activities
Depreciation, depletion and amortization	—	138	3	—	141
Loss from unconsolidated affiliates, adjusted for cash distributions	—	5	—	—	5
Earnings from consolidated affiliates	(83)	(10)	—	93	—
Impairments	—	1	—	—	1
Loss on extinguishment of debt	14	—	—	—	14
Amortization of equity compensation expense	9	—	—	—	9
Non-cash portion of exploration expense	—	14	—	—	14
Amortization of debt issuance cost	8	—	—	—	8
Other non-cash income items	—	—	2	—	2
Asset and liability changes
Accounts receivable	(2)	(28)	(2)	—	(32)
Accounts payable	1	5	9	—	15
Derivatives	124	144	—	—	268
Accrued Interest	113	—	—	—	113
Other asset changes	(6)	4	(2)	—	(4)
Other liability changes	—	46	1	—	47
Net cash (used in) provided by operating activities	(168)	402	21	—	255

Cash flows from investing activities
Capital expenditures	(6)	(467)	(2)	—	(475)
Net proceeds from the sale of assets	—	110	—	—	110
Cash paid for acquisitions, net of cash acquired	(7,213)	—	—	87	(7,126)
Net cash (used in) provided by investing activities	(7,219)	(357)	(2)	87	(7,491)

Cash flows from financing activities
Proceeds from long term debt	4,823	—	—	—	4,823
Repayment of long term debt	(608)	(1)	—	—	(609)
Contributed member equity	3,323	—	—	—	3,323
Debt issuance costs	(149)	—	—	—	(149)
Net cash (used in) provided by financing activities	7,389	(1)	—	—	7,388

Change in cash and cash equivalents	2	44	19	87	152

Cash and cash equivalents
Beginning of period	—	75	12	(87)	—
End of period	$2	$119	$31	$—	$152

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1, 2012 TO MAY 24, 2012

(In millions)

	Predecessor
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$178	$(71)	$71	$178
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation, depletion and amortization	307	12	—	319
Deferred income tax expense	199	—	—	199
Loss from unconsolidated affiliates, adjusted for cash distributions	12	—	—	12
Earnings from consolidated affiliates	71	—	(71)	—
Ceiling test charges	—	62	—	62
Amortization of debt issuance cost	7	—	—	7
Asset and liability changes
Accounts receivable	132	2	(2)	132
Accounts payable	(54)	(4)	2	(56)
Affiliate income taxes	3	1	—	4
Derivatives	(201)	—	—	(201)
Accrued interest	(1)	—	—	(1)
Other asset changes	(7)	—	—	(7)
Other liability changes	(66)	(2)	—	(68)
Net cash provided by operating activities	580	—	—	580

Cash flows from investing activities
Capital expenditures	(628)	(8)	—	(636)
Net proceeds from the sale of assets	9	—	—	9
Change in note receivable with affiliates	(1)	—	1	—
Cash paid for acquisitions, net of cash acquired	(1)	—	—	(1)
Net cash (used in) provided by investing activities	(621)	(8)	1	(628)

Cash flows from financing activities
Proceeds from long term debt	215	—	—	215
Repayment of long term debt	(1,065)	—	—	(1,065)
Contribution from parent	960	—	—	960
Change in note payable with affiliate	—	1	(1)	—
Net cash provided by (used in) financing activities	110	1	(1)	110

Change in cash and cash equivalents	69	(7)	—	62

Cash and cash equivalents
Beginning of period	6	19	—	25
End of period	$75	$12	$—	$87

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(In millions)

	Predecessor
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$213	$(124)	$124	$213
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation, depletion and amortization	414	23	—	437
Deferred income tax expense	290	—	—	290
Loss from unconsolidated affiliates, adjusted for cash distributions	42	—	—	42
Earnings from consolidated affiliates	124	—	(124)	—
Impairments/Ceiling test charges	30	128	—	158
Amortization of debt issuance cost	2	—	—	2
Other non-cash income items	1	—	—	1
Asset and liability changes
Accounts receivable	(13)	(3)	—	(16)
Accounts payable	52	4	—	56
Affiliate income taxes	(97)	1	—	(96)
Derivatives	(51)	—	—	(51)
Other asset changes	14	6	—	20
Other liability changes	(5)	(8)	—	(13)
Net cash provided by operating activities	1,016	27	—	1,043

Cash flows from investing activities
Capital expenditures	(1,072)	(25)	—	(1,097)
Net proceeds from the sale of assets	585	—	—	585
Investment in subsidiary	(6)	—	6	—
Cash paid for acquisitions, net of cash acquired	(1)	—	—	(1)
Change in note receivable with affiliate	(5)	—	5	—
Net cash (used in) provided by investing activities	(499)	(25)	11	(513)

Cash flows from financing activities
Proceeds from long term debt	1,425	—	—	1,425
Repayment of long term debt	(1,175)	—	—	(1,175)
Change in note payable with parent	(775)	5	(5)	(775)
Debt issuance costs	(7)	6	(6)	(7)
Net cash (used in) provided by financing activities	(532)	11	(11)	(532)

Change in cash and cash equivalents	(15)	13	—	(2)

Cash and cash equivalents
Beginning of period	66	8	—	74
End of period	$51	$21	—	$72

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements and the accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our prospectus dated October 22, 2012, which forms a part of the Company’s Registration Statement on Form S-4. Actual results may differ materially from those contained in any forward-looking statements. Additionally, the financial results for the successor period (beginning May 24, 2012) includes the application of the acquisition method of accounting and the application of the successful efforts method of accounting for oil and natural gas properties. As a result, trends and results in future periods may be different than those that existed prior to the acquisition and under the full cost method of accounting. Unless otherwise indicated or the context otherwise requires, references in this MD&A section to “we”, “our”, “us” and “the Company” refer to both EP Energy LLC (the Issuer) and EP Energy Global LLC (the “Predecessor” for accounting purposes), and each of its consolidated subsidiaries.

Our Business

We are one of North America’s leading independent oil and natural gas producers. We have a large and diverse base of producing assets that provides cash flow to fund the development of our key programs, which at this time are primarily oil-focused. Over the last several years, we have high-graded our future drilling inventory by establishing large acreage positions with repeatable drilling opportunities and more favorable return characteristics. As a result, we have a strategic presence in well-known oil resource areas, including the Eagle Ford Shale, the Altamont Field, the Wolfcamp Shale and South Louisiana Wilcox. Our large and diverse producing natural gas assets include our Haynesville Shale position, substantially all of which is held by production, which gives us a significant presence in unconventional natural gas. We also have a small international presence in Brazil. Over the past five years, our strategy has been to focus on areas that offer repeatable drilling programs, enabling us to reduce development costs, and to grow our asset base and inventory size. Over this period, we have consistently improved the quality and number of our drilling opportunities.

Domestically, we operate through three divisions: Central, Eagle Ford and Southern. Our Eagle Ford division includes operations in south Texas.  Our Central division includes operations in east Texas, Louisiana, Alabama, eastern Oklahoma, in the Uintah Basin in Utah and the Raton Basin in New Mexico and Colorado. Our Southern division is located along the Gulf Coast and south and west areas of Texas, including the Wolfcamp Shale.  In July 2012, we sold our assets in the Gulf of Mexico and Indiana.

Our key programs include the Haynesville Shale in northwest Louisiana and east Texas, the Altamont Field in Utah, the Eagle Ford Shale in south Texas, the Wolfcamp Shale which is located in the Permian Basin in west Texas and the South Louisiana Wilcox which is located in south Louisiana. Below is a description and/or update of each of these key programs:

Haynesville Shale.  Through 2011, we operated approximately four rigs in the Haynesville Shale, but currently have no rigs running. Although we had a very efficient drilling program in the Haynesville Shale, we suspended the program at the end of the first quarter of 2012 due to low natural gas prices. We have released all rigs and redeployed the capital allocated to the Haynesville Shale to our oil programs.

Altamont Field.  In the Altamont Field, we are gaining operational efficiencies as we develop the field. We currently are running two rigs.

Eagle Ford Shale. The Eagle Ford Shale provides the highest economic returns in our portfolio. We currently are running five rigs, with the addition of the fifth rig in October 2012.

Wolfcamp Shale. In the Wolfcamp Shale program, which we entered in 2009 and 2010, we are focused on optimizing our drilling, completion and artificial lift systems. We currently are running two rigs, with the addition of the second rig in late November 2012.

South Louisiana Wilcox.  In our South Louisiana Wilcox program, we idled our one rig in October 2012, as we continue to evaluate this program. Capital associated with this program was moved to some of our larger programs.

Internationally, our portfolio consists of producing fields along with projects in offshore Brazil. Achieving success in Brazil requires maintaining strong partner relations and, where necessary, obtaining approvals from regulatory agencies. Prior to June 2012, we also had exploration activities in Egypt, but our interests in that region were sold.

We evaluate acquisition and growth opportunities that are focused on our core competencies and areas of competitive advantage. Strategic acquisitions can provide us greater opportunities to achieve our long-term goals by leveraging existing expertise in our key operating areas, balancing our exposure to regions, basins and commodities, helping us to achieve risk-adjusted returns competitive with those available within our existing drilling programs and increasing our reserves.

Factors Influencing Our Profitability.  The profitability of our exploration and production operations is dependent on the prices for oil and natural gas, the costs to explore, develop, and produce oil and natural gas, and the volumes we are able to produce, among other factors. Our long-term profitability will be influenced primarily by the following factors:

•                  growing our oil and natural gas proved reserve base and production volumes through the successful execution of our drilling programs or through strategic acquisitions;

•                  finding and producing oil and natural gas at a reasonable cost; and

•                  managing price risks to optimize realized prices on our oil and natural gas production.

In addition to these factors, our future profitability and performance will be affected by our ability to execute our strategy, the impacts of volatility in the financial and commodity markets, industry-wide changes in the cost of drilling and oilfield services which impact our daily production, operating and capital costs and our debt level and related interest costs. Additionally, we may be impacted by hurricanes and other weather events, or domestic or international regulatory issues or other actions outside of our control (e.g., oil spills). To the extent possible, we attempt to mitigate certain of these risks through actions such as entering into longer term contractual arrangements to control costs and entering into derivative contracts to reduce the financial impact of downward commodity price movements.

Summary of Liquidity and Capital Resources.  In connection with the acquisition of EP Energy Global LLC we issued $4,250 million of principal amount of total indebtedness through a combination of notes, term loans and credit facilities.  Through October 2012 we also issued an additional $350 million of senior unsecured notes, re-priced our $750 million term loan, obtained $400 million of incremental term loans and repaid certain amounts outstanding under our RBL facility. Additionally, under our RBL Facility we currently have the ability to incur an additional $1.5 billion of indebtedness which gives us available liquidity, including existing cash, as of September 30, 2012 of $1.7 billion.  Based on our debt levels, we are and will continue to be highly leveraged and have significant additional liquidity requirements, albeit that a majority of our debt maturities are beyond 48 months. Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the RBL Facility, provides us sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future.  See “Liquidity and Capital Resources” for more information.

Results of Operations

Overview

The historical financial results for the periods before and after the acquisition, which was completed on May 24, 2012, in the tables that follow have been presented separately in accordance with required GAAP presentation. Periods prior to May 24, 2012 are referred to as predecessor periods and those entities as the Predecessor, while periods after May 24, 2012 are referred to as successor periods and those entities as the Successor. Despite this separate GAAP presentation, the successor had no independent oil and gas operations prior to the acquisition and accordingly there were no operational exploration and production activities changed as a result of the acquisition of the Predecessor. Consequently, given the continuity of operations, when assessing variance analysis of our historical results of operations and financial performance as well as in reviewing our operating statistics (e.g. volumes and per unit metrics and costs) in the tables and discussion that follows, we have evaluated the quarter ended September 30, 2012 and the combined (predecessor and successor) nine month period ended September 30, 2012 to the quarter and nine month periods ended September 30, 2011 of the predecessor. We believe that reflecting the combined information and analysis, while non-GAAP, facilitates the most meaningful comparison and understanding of our operating performance in 2012 over the same period in the prior year.

Significant Operational Factors Affecting the Periods Ended September 30, 2012 and 2011

Production. Below is an analysis of our production volumes by division and by commodity for the nine months ended September 30:

	2012	2011
	MMcfe/d
United States
Central	589	569
Eagle Ford	107	29
Southern	107	131
International
Brazil	34	33
Total consolidated	837	762
Unconsolidated affiliate	55	61
Total combined	892	823

	2012	2011
Natural Gas (MMcf/d)
Consolidated volumes	661	656
Unconsolidated affiliate volumes	43	46
Total Combined	704	702
Oil and condensate (MBbls/d)
Consolidated volumes	24	15
Unconsolidated affiliate volumes	1	1
Total Combined	25	16
NGL (MBbls/d)
Consolidated volumes	5	3
Unconsolidated affiliate volumes	1	2
Total Combined	6	5

Central division—Our 2012 Central division production volumes increased 20 MMcfe/d for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily as a result of the success of our drilling program in the Haynesville Shale, and successful drilling programs in our Altamont and Raton Basin areas. At September 30, 2012, we had 101 net operated wells in the Haynesville Shale and our total production was approximately 307 MMcfe/d. At the end of the first quarter of 2012, despite a very efficient capital program, we suspended our capital program in the Haynesville Shale due to low natural gas prices. We released all rigs and redeployed the capital allocated to the Haynesville Shale to our oil programs. In our South Louisiana Wilcox program, we had 19 net operated wells with total oil and NGL production of approximately 2 MBbls/d for the nine months ended September 30, 2012.  In October 2012, we idled our one rig, as we continue to evaluate this program.  As of September 30, 2012, we had 310 net operated wells in our Altamont Field with total oil production of approximately 7 MBbls/d, and are currently running two rigs.

Eagle Ford division—Our 2012 Eagle Ford division production volumes increased 78 MMcfe/d for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to our successful drilling program in the area. During the nine months ended September 30, 2012, we drilled 51 additional wells in our Eagle Ford Shale for a total of 115 net operated wells. With a majority of our acreage located in the oil and liquids rich area of the Eagle Ford Shale, our total oil and NGL production was approximately 14 MBbls/d for the nine months ended September 30, 2012, an increase of over 290 percent from the same period of last year.  We currently are running five rigs, with the addition of the fifth rig in October 2012.

Southern division—Our 2012 Southern division production volumes decreased 24 MMcfe/d for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to the sale of our Gulf of Mexico assets in July 2012 and to natural declines and lower levels of drilling activity in the Texas Gulf Coast, partially offset by our successful drilling in the Wolfcamp Shale. In our Wolfcamp Shale area, we drilled 14 additional wells during 2012, for a total of 28 net operated wells and are currently running two rigs, with the addition of the second rig in late November 2012.

International—Our 2012 production volumes in Brazil increased 1 MMcfe/d for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to oil offloadings in March and September of 2012 from our Camarupim Field. We are still awaiting a response on our appeal filed in 2011 for our environmental permit request concerning the Pinauna Field which was denied by the Brazilian environmental regulatory agency.

Cash Operating Costs and Adjusted Cash Operating Costs. We monitor cash operating costs required to produce our oil and natural gas production volumes. Cash operating costs is a non-GAAP measure calculated on a per Mcfe basis and includes total operating expenses less depreciation, depletion and amortization expense, exploration expense, ceiling test and other impairment charges, transportation costs and cost of products. Adjusted cash operating costs is a non-GAAP measure and is defined as cash operating costs less transition and restructuring costs and non-cash equity based compensation expense. Cash operating costs and adjusted cash operating costs per unit are a valuable measure of operating performance and efficiency; however, these measures may not be comparable to similarly titled measures used by other companies.

During the nine months ended September 30, 2012, adjusted cash operating costs per unit decreased to $1.69/Mcfe as compared to $1.70/Mcfe during the same period in 2011, primarily due to higher production volumes and lower general and administrative expenses offset by higher production taxes.

The table below represents a reconciliation of our cash operating costs and adjusted cash operating costs for the quarters and nine months ended September 30:

	Quarters ended September 30,
	2012		2011
	Total	Per unit	Total	Per unit
	(In millions, except per unit costs)
Total operating expenses	$324	$4.34	$463	$6.56
Depreciation, depletion and amortization	(107)	(1.43)	(157)	(2.22)
Transportation costs	(29)	(0.40)	(20)	(0.28)
Exploration expense	(21)	(0.28)	—	—
Impairments/Ceiling test charges	—	—	(158)	(2.24)
Total cash operating costs and per-unit cash costs	167	2.23	128	1.82
Transition/restructuring costs and non-cash equity based compensation expense(1)	(36)	(0.47)	(5)	(0.07)
Total adjusted cash operating costs and adjusted per-unit cash costs(1)	$131	$1.76	$123	$1.75
Total equivalent volumes (MMcfe)(2)	74,620		70,598

	Nine Months ended September 30,
	2012		2011
	Total	Per unit	Total	Per unit
	(In millions, except per unit costs)
Total operating expenses	$1,263	$5.50	$1,028	$4.94
Depreciation, depletion and amortization	(460)	(2.00)	(437)	(2.10)
Transportation costs	(88)	(0.38)	(58)	(0.28)
Exploration expense	(27)	(0.12)	—	—
Impairments/Ceiling test charges	(63)	(0.28)	(158)	(0.76)
Total cash operating costs and per-unit cash costs	625	2.72	375	1.80
Transition/restructuring costs and non-cash equity based compensation expense(1)	(238)	(1.03)	(22)	(0.10)
Total adjusted cash operating costs and adjusted per-unit cash costs(1)	$387	$1.69	$353	$1.70
Total equivalent volumes (MMcfe)(2)	229,438		208,141

(1)                             Includes $25 million for transition and restructuring costs associated with the acquisition, $6 million of advisory fees paid to Sponsors, and $5 million of non-cash equity-based compensation expense for the quarter ended September 30, 2012 and $5 million of non-cash equity based compensation expense for the quarter ended September 30, 2011. The nine months ended September 30, 2012 include $208 million for transition and restructuring costs associated with the acquisition, $9 million of advisory fees paid to Sponsors, and $21 million of non-cash equity-based compensation expense. The nine months ended September 30, 2011 include $6 million of restructuring costs associated with the closure of our Denver office and $16 million of non-cash equity-based compensation expense.

(2)                                 Excludes volumes and costs associated with Four Star.

Capital Expenditures.  Our total capital expenditures were $1,111 million for the nine months ended September 30, 2012, of which $1,105 million were domestic capital expenditures. Capital expenditures for the nine months ended September 30, 2012 and rig count by key program as of September 30, 2012 were:

	Capital Expenditures (In millions)	Rig Count
Eagle Ford	$649	4
Haynesville	91	—
Altamont	124	2
Wolfcamp	150	1
South Louisiana Wilcox	84	1
Other, including International	13	—
Total capital expenditures	$1,111	8

Price Risk Management Activities

We enter into derivative contracts on our oil and natural gas production primarily to stabilize cash flows and reduce the risk and financial impact of downward commodity price movements on commodity sales. Because we apply mark-to-market accounting on our financial derivative contracts and because we do not hedge all of our price risks, this strategy only partially reduces our commodity price exposure. Our reported results of operations, financial position and cash flows can be impacted significantly by commodity price movements from period to period. Adjustments to our strategy and the decision to enter into new positions or to alter existing positions are made based on the goals of the overall company. During the first nine months of 2012, approximately 70 percent of our natural gas production and 91 percent of our crude oil production were hedged and settled at average floor prices of $4.75 per MMBtu and $95.94 per barrel, respectively.

The following table reflects the contracted volumes and the minimum, maximum and average prices we will receive under our derivative contracts as of September 30, 2012.  In October and November of 2012, we also added 25 TBtu of additional natural gas fixed price swaps on our anticipated 2013, 2014 and 2015 production volumes which are not reflected in the table below.

	2012		2013		2014		2015
	Volumes(1)	Average Price(1)	Volumes(1)	Average Price(1)	Volumes(1)	Average Price(1)	Volumes(1)	Average Price(1)
Natural Gas
Fixed Price Swaps	51	$4.47	152	$3.55	74	$3.97	24	$4.16
Oil
Fixed Price Swaps	827	$105.12	8,955	$103.52	8,760	$98.64	5,502	$95.42
Ceilings	368	$95.00	—	—	1,095	$100.00	1,095	$100.00
Three Way Collars Ceiling	1,449	$114.16	5,845	$106.20	2,920	$103.76	—	—
Three Way Collars Floors(2)	1,449	$92.54	5,845	$92.58	2,920	$95.00	—	—

(1)                                 Volumes presented are TBtu for natural gas and MBbl for oil. Prices presented are per MMBtu of natural gas and per Bbl of oil.

(2)                                 If market prices settle at or below $67.54, $71.25 and $75.00 for the years 2012, 2013 and 2014, respectively, our three-way collars-floors effectively “lock-in” a cash settlement of the market price plus $25.00 per Bbl, $21.33 per Bbl and $20.00 per Bbl for 2012, 2013 and 2014, respectively.

Operating Results

The information in the table below provides the GAAP financial results for each of the successor and predecessor periods presented.

	Quarterly Periods		Year-to-Date Periods
	Successor	Predecessor	Successor	Predecessor	Predecessor
	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	March 23 (inception)to September 30, 2012	January 1 to May 24, 2012	Nine Months ended September 30, 2011

Physical sales:
Oil and condensate	$230	$131	$307	$322	$367
Natural gas	162	256	223	262	753
NGL	18	15	23	29	43
Total physical sales	410	402	553	613	1,163
Financial derivatives (1)	(181)	251	(124)	365	275
Total operating revenues	229	653	429	978	1,438

Operating Expenses:
Transportation costs	29	20	43	45	58
Lease operating expense	55	61	76	96	161
General and administrative	85	46	294	75	144
Depreciation, depletion and amortization	107	157	141	319	437
Impairments/Ceiling test charges	—	158	1	62	158
Exploration expense	21	—	27	—	—
Taxes, other than income taxes	27	21	39	45	70
Total operating expenses	324	463	621	642	1,028

Operating (loss) income	(95)	190	(192)	336	410
Loss from unconsolidated affiliates	(2)	(3)	(3)	(5)	(4)
Other (expense) income	—	(4)	1	(3)	(4)
Loss on extinguishment of debt	(14)	—	(14)	—	—
Interest expense	(84)	(4)	(137)	(14)	(10)
(Loss) income before income taxes	(195)	179	(345)	314	392
Income tax expense	1	118	1	136	179
Net (loss) income	$(196)	$61	$(346)	$178	$213

(1)                                     Includes amounts reclassified from accumulated other comprehensive income associated with accounting hedges of less than $1 million for the successor period and $5 million for the predecessor periods from January 1, 2012 to May 24, 2012, $2 million and $8 million for the quarter and nine months ended September 30, 2011.

The 2012 year-to-date historical financial results in the table below reflect supplemental non-GAAP combined results (of the successor and predecessor) for the  nine month period ended September 30, 2012. As further described in Overview, we believe that reflecting the non-GAAP combined financial results (which is the mathematical aggregation of the 2012 year-to-date successor and predecessor columns above) and variance analysis on this basis facilitates the most meaningful comparison and understanding of our operating performance in 2012 over the same period in the prior year. These combined non-GAAP results for the nine month period ended September 30, 2012 are provided as supplemental financial information and a basis for our variance analysis in the tables that follow and are not intended to be a substitute for our reported GAAP results above.

	Year-to-Date Periods
	Successor	Predecessor	Combined
	March 23 (inception) to September 30, 2012	January 1 to May 24, 2012	Nine Months ended September 30, 2012

Physical sales:
Oil and condensate	$307	$322	$629
Natural gas	223	262	485
NGL	23	29	52
Total physical sales	553	613	1,166
Financial derivatives	(124)	365	241
Total operating revenues	429	978	1,407

Operating expenses:
Transportation costs	43	45	88
Lease operating expense	76	96	172
General and administrative	294	75	369
Depreciation, depletion and amortization	141	319	460
Impairments/Ceiling test charges	1	62	63
Exploration expense	27	—	27
Taxes other than income	39	45	84
Total operating expenses	621	642	1,263

Operating (loss) income	(192)	336	144

Loss from unconsolidated affiliates	(3)	(5)	(8)
Other income (expense)	1	(3)	(2)
Loss on extinguishment of debt	(14)	—	(14)
Interest expense	(137)	(14)	(151)
(Loss) income before income taxes	(345)	314	(31)
Income tax expense	1	136	137
Net (loss) income	$(346)	$178	$(168)

The table below provides additional detail of our volumes, prices, and costs per unit. We present (i) average realized prices based on physical sales of natural gas, oil and condensate and NGL as well as (ii) average realized prices inclusive of the impacts of financial derivative settlements. Our average realized prices, including financial derivative settlements, reflect cash received and/or paid during the period on settled financial derivatives based on the period the contracted settlements were originally scheduled to occur; however, these prices do not reflect the impact of any associated premiums paid to enter into certain of our derivative contracts.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Volumes:
Oil and condensate
Consolidated volumes (MBbls)	2,521	1,511	6,659	4,054
Unconsolidated affiliate volumes (MBbls)	66	73	208	232
Natural gas
Consolidated volumes (MMcf)	56,364	59,962	181,183	179,014
Unconsolidated affiliate volumes (MMcf)	3,846	4,163	11,694	12,717
NGL
Consolidated volumes (MBbls)	521	262	1,383	800
Unconsolidated affiliate volumes (MBbls)	122	142	359	422
Equivalent volumes
Consolidated MMcfe	74,620	70,598	229,438	208,141
Unconsolidated affiliate MMcfe	4,966	5,457	15,092	16,643
Total combined MMcfe	79,586	76,055	244,530	224,784
Consolidated MMcfe/d	811	767	837	762
Unconsolidated affiliate MMcfe/d	54	60	55	61
Total Combined MMcfe/d	865	827	892	823
Consolidated prices and costs per unit:
Oil and condensate
Average realized price on physical sales ($/Bbl)	$91.21	$86.73	$94.39	$90.50
Average realized price, including financial derivative settlements ($/Bbl)(1)(2)	98.42	88.95	98.11	88.77
Average transportation costs ($/Bbl)	2.61	0.07	1.75	0.06
Natural gas
Average realized price on physical sales ($/Mcf)	$2.87	$4.27	$2.68	$4.21
Average realized prices, including financial derivative settlements ($/Mcf)(1)(2)	4.37	5.60	4.25	5.49
Average transportation costs ($/Mcf)	0.36	0.32	0.38	0.30
NGL
Average realized price on physical sales ($/Bbl)	$34.57	$56.03	$37.88	$53.59
Average transportation costs ($/Bbl)	4.96	3.04	5.97	4.28
Cash operating costs ($/Mcfe)
Average lease operating expenses	$0.74	$0.87	$0.75	$0.77
Average production taxes(3)	0.34	0.27	0.33	0.30
Average general and administrative expenses	1.13	0.65	1.61	0.69
Average taxes, other than production and income taxes	0.02	0.03	0.03	0.04
Total cash operating costs(4)	$2.23	$1.82	$2.72	$1.80
Depreciation, depletion and amortization ($/Mcfe)(5)	$1.43	$2.22	$2.00	$2.10

(1)                                 We had no cash premiums related to oil and natural gas derivatives settled during the nine months ended September 30, 2012. Premiums related to natural gas derivatives settled during the quarter and nine months ended September 30, 2011 were approximately $6 million and $18 million, respectively. Had we included these premiums in our natural gas average realized prices in 2011, our realized price, including financial derivative settlements, would have decreased by $0.10/Mcf for both periods, the quarter and nine months ended September 30, 2011. We had no cash premiums related to oil derivatives settled during the nine months ended September 30, 2011.

(2)                                 The quarter and nine months ended September 30, 2012 and 2011 include approximately $84 million, $285 million, $80 million and $230 million, respectively, of cash receipts on settlements related to natural gas derivative contracts and approximately $18 million, $25 million, $3 million and $(7) million of cash receipts and cash paid, respectively, on settlements related to crude oil derivative contracts.

(3)                                 Production taxes include ad valorem and severance taxes.

(4)                                 Total adjusted cash operating costs per unit for each period were $1.76/Mcfe, $1.75/Mcfe, $1.69/Mcfe and $1.70/Mcfe. See Cash Operating Costs and Adjusted Cash Operating costs section of MD&A for a reconciliation.

(5)                                 Includes accretion expense on asset retirement obligations of $0.04 per Mcfe, $0.06 per Mcfe for both periods, quarter and nine months ended September 30, 2012 and 2011, respectively.

Quarter and Nine Months Ended September 30, 2012 Compared with Quarter and Nine Months Ended September 30, 2011

Our net income for the quarter and nine months ended September 30, 2012 decreased $257 million and $381 million as compared to the same periods in 2011. The table below reflects the significant variances in our financial results for the quarter and nine months ended September 30, 2012 as compared with the same periods in 2011:

	Quarter Ended September 30, 2012 Variance				Nine Months Ended September 30, 2012 Variance
	Operating Revenue	Operating Expense	Other	Net Income (Loss)	Operating Revenue	Operating Expense	Other	Net Income (Loss)
	Favorable/(Unfavorable) (In millions)
Physical sales
Oil and condensate
Higher realized prices in 2012	$11	$—	$—	$11	$26	$—	$—	$26
Higher volumes in 2012	88	—	—	88	236	—	—	236
Natural gas
Lower realized prices in 2012	(79)	—	—	(79)	(277)	—	—	(277)
(Lower) higher volumes in 2012	(15)	—	—	(15)	9	—	—	9
NGL
Lower realized prices in 2012	(11)	—	—	(11)	(22)	—	—	(22)
Higher volumes in 2012	14	—	—	14	31	—	—	31
Realized and unrealized (losses) gains on financial derivatives	(432)	—	—	(432)	(34)	—	—	(34)
Transportation costs	—	(9)	—	(9)	—	(30)	—	(30)
Lease operating expense	—	6	—	6	—	(11)	—	(11)
Depreciation, depletion and amortization expense
Lower depletion rate in 2012	—	59	—	59	—	20	—	20
Higher production volumes in 2012	—	(9)	—	(9)	—	(43)	—	(43)
General and administrative expenses	—	(39)	—	(39)	—	(225)	—	(225)
Exploration expense	—	(21)	—	(21)	—	(27)	—	(27)
Impairments/Ceiling test charges	—	158	—	158	—	95	—	95
Taxes, other than income taxes	—	(6)	—	(6)	—	(14)	—	(14)
Earnings from investment in Four Star	—	—	1	1	—	—	(4)	(4)
Loss on extinguishment of debt	—	—	(14)	(14)	—	—	(14)	(14)
Interest expense	—	—	(80)	(80)	—	—	(141)	(141)
Other	—	—	4	4	—	—	2	2
Income tax expense	—	—	117	117	—	—	42	42

Total Variances	$(424)	$139	$28	$(257)	$(31)	$(235)	$(115)	$(381)

Physical sales.  Physical sales represent accrual-based commodity sales transactions with customers. For the quarter and nine months ended September 30, 2012, physical sales increased compared to the same periods in 2011 primarily due to higher oil production volumes of $88 million and $236 million, respectively, offset by lower natural gas and NGL prices of $90 million and $299 million. The increase in oil production is primarily attributable to our Eagle Ford and Altamont key programs which are up 10 MBbls/d year over year.

Realized and unrealized gains on financial derivatives.  Realized and unrealized gains for the quarter and nine months ended September 30, 2012 decreased by $432 million and $34 million, respectively, compared to the same periods in 2011 due to changes in the fair value of our derivative contracts based on forward commodity prices relative to the prices in the underlying contracts.

Transportation costs.  Transportation costs for the quarter and nine months ended September 30, 2012 increased compared to the same periods in 2011.  The increase was due primarily to new transportation contracts entered into in 2012 primarily in the Eagle Ford.

Lease operating expense.  For the quarter ended September 30, 2012, lease operating expenses decreased when compared to the same period in 2011, due to the sale of our Gulf of Mexico assets in July 2012. For the nine months ended September 30, 2012, lease operating expenses increased compared to the same period in 2011 due to increased water disposal costs in our Eagle Ford and Central divisions and higher equipment, contract labor and chemical costs in our Eagle Ford division as activity ramped up in that area.

Depreciation, depletion and amortization expense.  For the quarter ended September 30, 2012, depreciation, depletion and amortization expense decreased compared to the same period in 2011 due to a lower depletion rate following the application of the successful efforts method of accounting. For the nine months ended September 30, 2012 depreciation, depletion and amortization increased due to higher production volumes partially offset by the lower depletion rate. During the first half of 2012, we experienced an expected upward trend in our depletion rate relative to prior periods as we focused our capital expenditures on developing key oil programs and as we moved away from significant ceiling test charges in 2009. Due to the application of the successful efforts method of accounting for oil and natural gas properties following the acquisition and the ongoing development of higher cost liquids programs, we expect our depletion rate will increase in future periods compared to our current levels.

General and administrative expenses.  General and administrative expenses for the quarter and nine months ended September 30, 2012 increased compared to the same periods in 2011. The increase is primarily due to transition and restructuring costs of $31 million for the quarter and $217 million for the nine months ended September 30, 2012. The costs include acquisition related costs, transition and severance costs.

Exploration expense.  For the quarter and nine months ended September 30, 2012 we recorded $21 million and $27 million of exploration expense as a result of applying the successful efforts method of accounting following the acquisition. Included in the quarter and year to date amounts is $14 million of amortization of unproved property costs.

Impairments/Ceiling test charges.  Under the full cost method of accounting, each quarter we were required to evaluate our capitalized costs in each of our full cost pools. During the nine months ended September 30, 2012 we recorded a non-cash charge of approximately $62 million as a result of our decision to end exploration activities in Egypt. In June of 2012, we sold all our interests in Egypt. In addition, we recorded a $1 million inventory impairment. During the quarter and nine months ended September 30, 2011 we recorded a non-cash charge of approximately $152 million related to our Brazil oil and natural gas operations and a $6 million impairment of certain oil field related equipment and supplies. Forward commodity prices can play a significant role in determining impairments. Due to the current forecast of future natural gas prices and considering the significant amount of fair value allocated to our natural gas properties with the acquisition, we could be required to record an impairment of the carrying value of our proved properties should future prices decline from current levels.

Taxes, other than income taxes.  Production taxes for the quarter and nine months ended September 2012 increased compared to the same periods in 2011 primarily due to higher production volumes.

Loss on extinguishment of debt.  For the quarter and nine months ended September 30, 2012 we recorded $14 million in loss on extinguishment of debt for the pro-rata portion of deferred financing costs written off, debt discount and call premiums paid related to the re-pricing of our existing $750 million term loan.

Interest expense.  Interest expense for the quarter and nine months ended September 30, 2012 increased compared to the same periods in 2011 due to the issuance of approximately $4.25 billion of debt in conjunction with the acquisition.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 8.

Supplemental Non-GAAP Measure.  We use the non-GAAP measures “Reported EBITDA” and “Adjusted EBITDAX” as supplemental measures.  We believe these supplemental measures provide meaningful information to our investors. We define Reported EBITDA as net income plus interest and debt expense, income taxes and depreciation, depletion and amortization. Adjusted EBITDAX is defined as Reported EBITDA adjusted as applicable in the relevant period, for the net change in the fair value of derivatives (mark to market effects, net of cash settlements and premiums related to these derivatives), ceiling test charges or impairments, adjustments to reflect cash distributions of the earnings from our unconsolidated affiliates, non-cash equity based compensation expenses, transition and restructuring costs we expect not to recur, advisory fees paid to our sponsors, exploration expenses and loss on extinguishment of debt. We believe that the presentation of Reported EBITDA and Adjusted EBITDAX is important to provide management and investors with (i) additional information to evaluate our ability to service debt adjusting for items required or permitted in calculating covenant compliance under our debt agreements, (ii) an important supplemental indicator of the operational performance of our business, (iii) an additional criterion for evaluating our performance relative to our peers, (iv) additional information to measure our liquidity (before cash capital requirements and working capital needs) (v) and supplemental information to investors about certain material non-cash and/or other items that may not continue at the same level in the future. Reported EBITDA and Adjusted EBITDAX have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP or as an alternative to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.

Below is a reconciliation of our Reported EBITDA and Adjusted EBITDAX to our consolidated net income (loss) for the quarter and nine months ended September 30:

	Quarters ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(196)	$61	$(168)	$213
Interest expense, net of capitalized interest(1)	84	4	151	10
Income tax expense (benefit)	1	118	137	179
Depreciation, depletion and amortization	107	157	460	437
Reported EBITDA	(4)	340	580	839
Net impact of financial derivatives	283	(168)	69	(51)
Impairments/ceiling test charges	—	158	63	158
Transition and restructuring costs	25	—	208	6
Dividends from unconsolidated affiliates	2	12	10	38
Loss from unconsolidated affiliates	2	3	8	4
Non-cash equity-based compensation expense	5	5	21	16
Advisory fee	6	—	9	—
Loss on extinguishment of debt	14	—	14	—
Exploration expense	21	—	27	—
Adjusted EBITDAX(2)	$354	$350	$1,009	$1,010

(1)                                 Includes $1 million, less than $1 million and $3 million of affiliated interest for the quarter ended September 30, 2011 and nine months ended September 30, 2012 and 2011, respectively.

(2)                                 Includes net EBITDAX contribution related to business divestitures of $3 million, $29 million, $34 million and $117 million for the quarters and nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Overview.  Our primary sources of liquidity are cash generated by our operations and borrowings under the RBL Facility. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. As of September 30, 2012, our available liquidity was $1.7 billion, including approximately $1.5 billion of additional borrowing capacity available under the RBL Facility.

Based on our debt levels, we are and will continue to be highly leveraged and have significant additional liquidity requirements, albeit that a majority of our debt maturities are beyond 48 months. As of September 30, 2012, our long-term debt is approximately $4.2 billion, comprised of $3.1 billion in senior notes due in 2019, 2020 and 2022, a $750 million senior secured term loan (repriced in August 2012) with a six-year maturity, and $380 million outstanding under the RBL Facility with a five-year maturity. Based on the level of our debt, we expect that our interest expense will continue to be higher compared to what we experienced in the predecessor periods.  For additional details on our long-term debt, see Part I Item 1, Note 7.

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the RBL Facility, provides us sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the RBL Facility, (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all on the occurrence of certain events, such as a change of control, or (iii) obtain additional capital if required on acceptable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on prevailing economic conditions many of which are beyond our control.  To the extent possible, we have attempted to mitigate certain of these risks (e.g. by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production) but could be required to take additional future actions if necessary to address further changes in the financial or commodity markets.

Overview of Cash Flow Activities.  For the nine months ended September 30, our cash flows from operations are summarized as follows:

	Successor	Predecessor
	March 23 (inception) to September 30, 2012	January 1 to May 24, 2012	September 30, 2011
		(In Millions)
Cash Flow from Operations
Operating activities
Net (loss) income	$(346)	$178	$213
Impairments/Ceiling test charges	1	62	158
Other income adjustments	193	537	772
Change in other assets and liabilities	407	(197)	(100)
Total cash flow from operations	$255	$580	$1,043
Other Cash Inflows
Investing activities
Net proceeds from the sale of assets	110	9	585
	110	9	585
Financing activities
Proceeds from long term debt	4,823	215	1,425
Contributions	3,323	960	—
	8,146	1,175	1,425
Total cash inflows	$8,256	$1,184	$2,010

Cash Outflows
Investing activities
Capital expenditures	$475	$636	$1,097
Cash paid for acquisitions, net of cash acquired	7,126	1	1
	$7,601	$637	$1,098
Financing activities
Repayment of long term debt	609	1,065	1,175
Net change in note payable with parent company and affiliates	—	—	775
Debt issuance costs	149	—	7
	758	1,065	1,957
Total cash outflows	$8,359	$1,702	$3,055
Net change in cash and cash equivalents	$152	$62	$(2)

Item 3. Qualitative and Quantitative Disclosures About Market Risk

This information updates, and should be read in conjunction with the information disclosed in our prospectus dated October 22, 2012, which forms a part of the Company’s Registration Statement on Form S-4, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.  There have been no material changes in our quantitative and qualitative disclosures about market risks from those reported therein, except as presented below:

Commodity Price Risk

The table below presents the hypothetical sensitivity of our commodity-based price risk management activities to changes in fair values arising from immediate selected potential changes in oil and natural gas prices, discount rates and credit rates at September 30, 2012:

		Oil and Natural Gas Derivatives
		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
	(in millions)
Price impact(1)	$180	$(231)	$(411)	$586	$406

		Oil and Natural Gas Derivatives
		1 Percent Increase		1 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
	(in millions)
Discount Rate(2)	$180	$179	$(1)	$182	$2
Credit rate(3)	$180	$179	$(1)	$182	$2

(1)                                 Presents the hypothetical sensitivity of our commodity-based price risk management activities to changes in fair values arising from changes in oil and natural gas prices.

(2)                                 Presents the hypothetical sensitivity of our commodity-based price risk management activities to changes in the discount rates we used to determine the fair value of our derivatives.

(3)                                 Presents the hypothetical sensitivity of our commodity-based price risk management activities to changes in counterparty credit risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is accurate, complete and timely. Our management, including our CEO and our CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

Except for the changes noted in the following paragraph relating to a change in accounting principle, there were no changes in EP Energy LLC’s internal control over financial reporting during the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On May 25, 2012, in conjunction with the purchase of EP Energy, L.L.C., we began applying the successful efforts method of accounting for oil and natural gas exploration and development activities. Prior to the acquisition date, the predecessor applied the full cost method of accounting for its oil and natural gas exploration and development activities. The Company’s internal control over financial reporting have been modified as needed in connection with the application of the successful efforts method of accounting. Although further changes in internal control over financial reporting may occur with respect to our application of this accounting method, management does not expect any such changes to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 8.

Item 1A. Risk Factors

CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made statements in this document that constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning possible or assumed future results of operations. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. These statements may relate to information or assumptions about:

•                  capital and other expenditures;

•                  financing plans;

•                  capital structure;

•                  liquidity and cash flow;

•                  pending legal proceedings, claims and governmental proceedings, including environmental matters;

•                  future economic and operating performance;

•                  operating income;

•                  management’s plans; and

•                  goals and objectives for future operations.

Forward-looking statements are subject to risks and uncertainties. While we believe the assumptions or bases underlying the forward-looking statements are reasonable and are made in good faith, we caution that assumed facts or bases almost always vary from actual results, and these variances can be material, depending upon the circumstances. We cannot assure you that the statements of expectation or belief contained in our forward-looking statements will result or be achieved or accomplished. Important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements are described in our prospectus dated October 22, 2012, which forms a part of the Company’s Registration Statement on Form S-4. There have been no material changes to the risk factors described in the Form S-4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index is incorporated herein by reference.

The agreements included as exhibits to this report are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement and:

•                  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•                  may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•                  may apply standards of materiality in a way that is different from what may be viewed as material to certain investors; and

•                  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EP ENERGY LLC

Date: November 30, 2012	/s/ DANE E. WHITEHEAD
Dane E. Whitehead
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 30, 2012	/s/ FRANCIS C. OLMSTED III
Francis C. Olmsted III
Vice President and Controller (Principal Accounting Officer)

EP ENERGY LLC

EXHIBIT INDEX

Each exhibit identified below is filed as part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description

4.1

Indenture, dated as of August 13, 2012, between EP Energy LLC and Everest Acquisition Finance Inc., as Co-Issuers, and Wilmington Trust, National Association, as Trustee, in respect of 7.750% Senior Notes due 2022 (Exhibit 4.3 to our Registration Statement on Form S-4, filed with the SEC on September 11, 2012).

4.2

Registration Rights Agreement, dated as of August 13, 2012, between EP Energy LLC, Everest Acquisition Finance Inc. and Citigroup Global Markets Inc., as representative of the several initial purchasers, in respect of 7.750% Senior Notes due 2022 (Exhibit 4.6 to our Registration Statement on Form S-4, filed with the SEC on September 11, 2012).

10.1

Amendment, dated as of August 17, 2012, to the Credit Agreement, dated as of May 24, 2012, among EPE Holdings LLC, EP Energy LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (Exhibit 10.15 to our Registration Statement on Form S-4, filed with the SEC on September 11, 2012).

10.2

Amendment No. 1, dated as of August 21, 2012, to the Term Loan Agreement, dated as of April 24, 2012, among EP Energy LLC, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (Exhibit 10.16 to our Registration Statement on Form S-4, filed with the SEC on September 11, 2012).

10.3

Joinder Agreement, dated as of August 21, 2012, among Citibank, N.A., as Additional Tranche B-1 Lender, EP Energy LLC and Citibank, N.A., as administrative agent (Exhibit 10.17 to our Registration Statement on Form S-4, filed with the SEC on September 11, 2012).

*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document.

*101.LAB	XBRL Labels Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.