Form 10-Q
period 2013-06-30
EP Energy LLC
filed 2013-08-14
CIK 1555082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

When we refer to “us”, “we”, “our”, “ours”, “the company” or “EP Energy”, we are describing EP Energy LLC and/or our subsidiaries.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions)

(Unaudited)

	Quarterly Periods			Year-to-Date Periods
	Successor		Predecessor	Successor		Predecessor
	Quarter ended June 30, 2013	Quarter ended June 30, 2012	April 1 to May 24, 2012	Six months ended June 30, 2013	March 23 (inception) to June 30, 2012	January 1 to May 24, 2012

Operating revenues
Oil and condensate	$293	$74	$113	$568	$74	$322
Natural gas	115	46	80	215	46	262
NGL	17	4	12	32	4	29
Financial derivatives	166	57	289	35	57	365
Total operating revenues	591	181	494	850	181	978

Operating expenses
Natural gas purchases	8	4	—	10	4	—
Transportation costs	24	9	20	46	9	45
Lease operating expense	51	15	34	98	15	96
General and administrative	58	208	31	118	208	75
Depreciation, depletion and amortization	149	26	118	277	26	319
Ceiling test charges	—	—	—	—	—	62
Impairments	10	1	—	10	1	—
Exploration expense	13	6	—	27	6	—
Taxes, other than income taxes	17	10	17	43	10	45
Total operating expenses	330	279	220	629	279	642

Operating income (loss)	261	(98)	274	221	(98)	336
Earnings (loss) from unconsolidated affiliates	4	(1)	(2)	6	(1)	(5)
Other (expense) income	(2)	1	(4)	(1)	1	(3)
Loss on extinguishment of debt	(2)	—	—	(3)	—	—
Interest expense	(78)	(53)	(10)	(162)	(53)	(14)
Income (loss) from continuing operations before income taxes	183	(151)	258	61	(151)	314
Income tax expense	1	—	95	2	—	136
Income (loss) from continuing operations	182	(151)	163	59	(151)	178
Income from discontinued operations	27	1	—	44	1	—
Net income (loss)	$209	$(150)	$163	$103	$(150)	$178

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Quarterly Periods			Year-to-Date Periods
	Successor		Predecessor	Successor		Predecessor
	Quarter ended June 30, 2013	Quarter ended June 30, 2012	April 1 to May 24, 2012	Six months ended June 30, 2013	March 23 (inception) to June 30, 2012	January 1 to May 24, 2012

Net income (loss)	$209	$(150)	$163	$103	$(150)	$178
Cash flow hedging activities:
Reclassification adjustments(1)	—	—	1	—	—	3
Comprehensive income (loss)	$209	$(150)	$164	$103	$(150)	$181

(1)                         Reclassification adjustments are stated net of tax. Taxes recognized for the predecessor periods from April 1 to May 24, 2012 and January 1 to May 24, 2012 were less than $1 million and $2 million, respectively.

See accompanying notes.

EP ENERGY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$283	$63
Accounts receivable
Customer, net of allowance of less than $1 for 2013 and 2012	196	185
Other, net of allowance of $1 for 2013 and 2012	21	15
Materials and supplies	20	16
Derivative instruments	77	108
Restricted cash	41	—
Assets of discontinued operations	964	994
Prepaid assets	33	18
Other	1	4
Total current assets	1,636	1,403
Property, plant and equipment, at cost
Oil and natural gas properties	7,506	6,605
Other property, plant and equipment	66	53
	7,572	6,658
Less accumulated depreciation, depletion and amortization	503	220
Property, plant and equipment, net	7,069	6,438
Other assets
Investment in unconsolidated affiliate	209	220
Derivative instruments	116	88
Deferred income taxes	6	6
Unamortized debt issue cost	125	134
Other	13	4
	469	452
Total assets	$9,174	$8,293

See accompanying notes.

EP ENERGY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2013	December 31, 2012

LIABILITIES AND EQUITY
Current liabilities
Accounts payable
Trade	$128	$98
Other	399	346
Derivative instruments	5	17
Accrued taxes other than income	31	21
Accrued interest	55	57
Accrued taxes	1	19
Asset retirement obligations	3	4
Liabilities of discontinued operations	171	156
Other accrued liabilities	60	45
Total current liabilities	853	763

Long-term debt	5,027	4,346
Other long-term liabilities
Derivative instruments	2	14
Asset retirement obligations	83	76
Other	9	9
Total non-current liabilities	5,121	4,445

Commitments and contingencies (Note 8)
Member’s equity	3,200	3,085
Total liabilities and equity	$9,174	$8,293

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Year-to-Date Periods
	Successor		Predecessor
	Six Months ended June 30, 2013	March 23 (Inception) to June 30, 2012	January 1 to May 24, 2012

Cash flows from operating activities
Net income (loss)	$103	$(150)	$178
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	318	34	319
Deferred income tax expense	—	1	199
(Earnings) loss from unconsolidated affiliates, net of cash distributions	11	2	12
Ceiling test charges	—	—	62
Impairments	10	1	—
Loss on extinguishment of debt	3	—	—
Amortization of equity compensation expense	13	8	—
Non-cash portion of exploration expense	24	—	—
Amortization of debt issuance cost	11	3	7
Asset and liability changes
Accounts receivable	(23)	(18)	132
Accounts payable	61	(6)	(56)
Derivative instruments	(21)	(15)	(201)
Accrued interest	(2)	52	(1)
Other asset changes	(15)	(26)	(3)
Other liability changes	(43)	22	(68)
Net cash provided by (used in) operating activities	450	(92)	580

Cash flows from investing activities
Capital expenditures	(914)	(150)	(636)
Net proceeds from the sale of assets	10	22	9
Cash paid for acquisitions, net of cash acquired	(2)	(7,126)	(1)
Net cash used in investing activities	(906)	(7,254)	(628)

Cash flows from financing activities
Proceeds from long-term debt	985	4,323	215
Repayment of long-term debt	(305)	(80)	(1,065)
Contributed member equity	—	3,300	—
Contribution from parent	—	—	960
Debt issuance costs	(4)	(142)	—
Net cash provided by financing activities	676	7,401	110

Change in cash and cash equivalents	220	55	62
Cash and cash equivalents
Beginning of period	63	—	25
End of period	$283	$55	$87

See accompanying notes

EP ENERGY LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions)

(Unaudited)

Total Member’s Equity
Balance at December 31, 2012	$3,085
Compensation expense	12
Net income	103
Balance at June 30, 2013	$3,200

See accompanying notes.

EP ENERGY LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

EP Energy LLC (the successor and formerly known as Everest Acquisition LLC) was formed as a Delaware limited liability company on March 23, 2012 by Apollo Global Management LLC (Apollo) and other private equity investors (collectively, the Sponsors). On April 24, 2012, we issued approximately $2.75 billion in private placement notes.  Proceeds from these notes, along with other sources, were used by the Sponsors to acquire EP Energy Global LLC (formerly known as EP Energy Corporation and EP Energy, L.L.C. after its conversion into a Delaware limited liability company) and subsidiaries for approximately $7.2 billion on May 24, 2012, from El Paso Corporation (El Paso) immediately prior to and in connection with its merger with Kinder Morgan, Inc. (KMI). We are engaged in the exploration for and the acquisition, development, and production of oil, natural gas and NGL primarily in the United States, with international activities in Brazil. EP Energy Global LLC constituted the oil and natural gas operations of El Paso prior to the Acquisition. Hereinafter, we refer to the May 24, 2012 transaction as the Acquisition and the acquired entities prior to the Acquisition are referred to as the predecessor for financial accounting and reporting purposes.

The condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles as it applies to interim condensed consolidated financial statements. Because this is an interim period report presented using a condensed format, it does not include all of the disclosures required by United States generally accepted accounting principles. You should read this quarterly report along with our 2012 Annual Report on Form 10-K, which contains a summary of significant accounting policies and other disclosures. The condensed consolidated financial statements as of June 30, 2013 and for each of the successor and predecessor periods presented are unaudited. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated balance sheet included in our 2012 Annual Report on Form 10-K.  In our opinion, all adjustments which are of a normal, recurring nature are reflected to fairly present these interim period results. The results for any interim period are not necessarily indicative of the expected results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2012 Annual Report on Form 10-K.

In June 2013, we entered into three separate agreements to sell our CBM properties located in the Raton, Black Warrior and Arkoma basins, our Arklatex conventional natural gas assets located in east Texas and north Louisiana and our legacy south Texas conventional natural gas assets as further described in Note 2.  We have classified the assets and liabilities associated with these assets as discontinued operations in our condensed consolidated balance sheets in all periods presented in this Form 10-Q.  We have classified the results of operations of the assets held for sale as income (loss) from discontinued operations in successor periods subsequent to the Acquisition (May 25, 2012).  For periods prior to the Acquisition, the predecessor applied the full cost method of accounting for oil and natural gas properties where capitalized costs were aggregated by country (e.g., U.S.); accordingly, the assets held for sale did not qualify for, and have not been reflected as discontinued operations in the predecessor financial statement periods.  Additionally, the predecessor periods also reflect reclassifications to conform to EP Energy LLC’s financial statement presentation.

Significant Accounting Policies

Natural Gas Purchases/Sales.  We purchase and sell natural gas on a monthly basis to manage our overall natural gas production and sales.  These transactions are undertaken to optimize prices we receive for our natural gas, to physically move gas to its intended sales point, or to manage firm transportation agreements. Revenue related to these transactions is recorded in natural gas sales in operating revenues and associated purchases reflected in natural gas purchases in operating expenses on our consolidated income statement.  All historical successor periods have been adjusted to reflect these purchases and sales transactions on a gross basis.

There were no changes in significant accounting policies as described in the 2012 Annual Report on Form 10-K and no material accounting pronouncements issued but not yet adopted as of June 30, 2013.

2. Acquisitions and Divestitures

Acquisitions. On May 24, 2012, the Sponsors acquired all of the equity of EP Energy Global LLC for approximately $7.2 billion. The Acquisition was funded with approximately $3.3 billion in equity contributions and the issuance of approximately $4.25 billion of debt. In conjunction with the Acquisition, a portion of the proceeds was used to repay approximately $960 million of debt outstanding under the predecessor’s revolving credit facility at that time. See Note 7 for an additional discussion of debt.

The purchase transaction was accounted for under the acquisition method of accounting which requires, among other items, that assets and liabilities assumed be recognized on the balance sheet at their fair values as of the Acquisition date. Our consolidated balance sheet for all periods includes the following purchase price allocation based on available information to specific assets and liabilities assumed based on estimates of fair values and costs. There was no goodwill associated with the transaction.

Allocation of purchase price	May 24, 2012
(In millions)
Current assets	$587
Non-current assets	446
Property, plant and equipment	6,897

Current liabilities	(420)
Non-current liabilities	(297)
Total purchase price	$7,213

The unaudited pro forma information below for the quarter and six months ended June 30, 2012 has been derived from the historical, consolidated financial statements and has been prepared as though the Acquisition occurred on January 1, 2012. The unaudited pro forma information does not purport to represent what our results of operations would have been if the Acquisition had occurred on such date.

	Quarter ended June 30,	Six months ended June 30,
	2012	2012
	(In millions)
Operating revenues	$694	$1,178
Net income	175	235

Discontinued Operations.  In June 2013, we entered into three separate agreements to sell our CBM properties located in the Raton, Black Warrior and Arkoma basins; our Arklatex conventional natural gas assets located in east Texas and north Louisiana and our legacy south Texas conventional natural gas assets.  In conjunction with signing these agreements in June, we received $41 million in deposits related to these sales, which is recorded as restricted cash and as other accrued liabilities in our balance sheet. In July and August 2013 we closed these sales for total consideration of approximately $1.3 billion. As a result of entry into these agreements, we presented the assets, liabilities and related income as discontinued operations in all successor periods as described in Note 1.

Summarized operating results and financial position data of our discontinued operations were as follows (in millions):

	Successor
	Quarterly Periods		Year-to-Date Periods
	Quarter ended June 30, 2013	Quarter ended June 30, 2012	Six months ended June 30, 2013	March 23 (inception) to June 30, 2012

Operating revenues	$90	$27	$168	$27
Operating expenses
Natural gas purchases	8	4	16	4
Transportation costs	8	5	15	5
Lease operating expense	17	6	34	6
Depreciation, depletion and amortization	20	8	41	8
Other expense	10	3	18	3
Total operating expenses	63	26	124	26
Income from discontinued operations	$27	$1	$44	$1

	June 30, 2013	December 31, 2012
Assets of discontinued operations
Current assets	$60	$55
Property, plant and equipment, net	898	932
Other non-current assets	6	7
Total assets of discontinued operations	$964	$994

Liabilities of discontinued operations
Accounts payable	$44	$40
Other current liabilities	10	5
Asset retirement obligations	116	110
Other non-current liabilities	1	1
Total liabilities of discontinued operations	$171	$156

Other Divestitures. During the first quarter of 2013, we received approximately $10 million for the sale of domestic oil and natural gas properties.  No gain or loss was recorded on this sale. In June 2012, we sold our unevaluated property interests in Egypt for approximately $22 million and did not record a gain or loss on the sale. In addition, the predecessor received approximately $9 million for the sale of domestic oil and natural gas properties that closed in December 2011.

On July 16, 2013, we entered into a Quota Purchase Agreement to sell our Brazil operations which is expected to close by the end of the first quarter of 2014.  The sale is subject to Brazilian regulatory approval, as well as certain other customary closing conditions.  We recorded a $10 million impairment charge in the second quarter of 2013 based on comparing the fair market value of our Brazil operations to its underlying carrying value.  We estimated the fair value of our Brazil operations (representing a Level 3 fair value measurement) based primarily on sales proceeds expected to be received less estimates of retained liabilities. Our Brazil operations will be reflected as discontinued operations in all periods presented beginning with the third quarter of 2013.

3. Ceiling Test Charges

Prior to the Acquisition, the predecessor used the full cost method of accounting.  Under this method of accounting, the predecessor conducted quarterly ceiling tests of capitalized costs in each of its full cost pools. During the period from January 1, 2012 to May 24, 2012, the predecessor recorded a non-cash charge of approximately $62 million as a result of the decision to end exploration activities in Egypt. The charge related to unevaluated costs in that country and included approximately $2 million related to equipment.

4. Income Taxes

Effective Tax Rate. For the quarter and six months ended June 30, 2013, the effective tax rate applicable to continuing operations was less than one percent and three percent, respectively. These are significantly lower than the statutory rate primarily due to our being a limited liability company treated as a partnership for federal and state income tax purposes. We continue to be subject to foreign income taxes on our Brazil operations.

Prior to the Acquisition, the predecessor was party to a tax accrual policy with El Paso whereby El Paso filed U.S. and certain state returns on the predecessor’s behalf.  The effective tax rate for the predecessor period from January 1, 2012 to May 24, 2012, was 43 percent, significantly higher than the statutory rate primarily due to the impact of an Egyptian non-cash charge without a corresponding tax benefit.

5. Financial Instruments

The following table presents the carrying value and fair value of our financial instruments:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Long-term debt	$5,027	$5,356	$4,346	$4,690

Derivative instruments	$186	$186	$165	$165

As of June 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable represent fair value because of the short-term nature of these instruments. We hold long-term debt obligations (see Note 7) with various terms. We estimated the fair value of debt (representing a Level 2 fair value measurement) primarily based on quoted market prices for the same or similar issuances, including consideration of our credit risk related to those instruments.

Oil and natural gas derivative instruments.  We attempt to mitigate a portion of our commodity price risk and stabilize cash flows associated with forecasted sales of oil and natural gas production through the use of oil and natural gas swaps, basis swaps and option contracts. In June and July of 2013, we entered into offsetting positions on natural gas derivatives of 35 TBtu on anticipated 2013 production and 42 TBtu on anticipated 2014 production due to an expected decline in natural gas volumes following the sale of natural gas assets as described in Note 2.  As of June 30, 2013 and December 31, 2012, we had total derivative contracts related to 33 MMBbl and 34 MMBbl of oil and 174 TBtu and 276 TBtu of natural gas, respectively. None of these contracts are designated as accounting hedges. Subsequent to June 30, 2013 through August 13, 2013, we added fixed price oil derivatives on 17 MMBbl.

Interest Rate Derivative Instruments. During July 2012, we entered into interest rate swaps with a notional amount of $600 million that are intended to reduce variable interest rate risk related to our LIBOR based loans. These interest rate derivative instruments started in November 2012 and extend through April 2017. For the quarter and six months ended June 30, 2013, we recorded income of $8 million and $7 million, respectively, in interest expense related to the change in fair market value and cash settlements of our interest rate derivative instruments.

Fair Value Measurements.  We use various methods to determine the fair values of our financial instruments. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair values of our financial instruments into three levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value.  As of June 30, 2013 and December 31, 2012, all of our financial instruments were classified as Level 2. Our assessment of an instrument within a level can change over time based on the maturity or liquidity of the instrument, which could result in a change in the classification of our financial instruments between other levels.

Financial Statement Presentation.  The following table presents the fair value associated with derivative financial instruments as of June 30, 2013 and December 31, 2012. All of our derivative instruments are subject to master netting arrangements which provide for the unconditional right of offset for all derivative assets and liabilities with a given counterparty in the event of default. We present assets and liabilities related to these instruments in our balance sheets as either current or non-current assets or liabilities based on their anticipated settlement date, net of the impact of master netting agreements.  On certain derivative contracts recorded as assets in the table below we are exposed to the risk that our counterparties may not perform.

	Level 2
	Derivative Assets				Derivative Liabilities
	Gross(1)		Balance Sheet Location		Gross(1)		Balance Sheet Location
	Fair value	Impact of Netting	Current	Non- current	Fair value	Impact of Netting	Current	Non- current
	(In millions)				(In millions)
June 30, 2013
Derivatives	$254	$(61)	$77	$116	$(68)	$61	$(5)	$(2)

December 31, 2012
Derivatives	$235	$(39)	$108	$88	$(70)	$39	$(17)	$(14)

(1)                         Gross derivative assets are comprised primarily of $245 million and $231 million of oil and natural gas derivatives and $9 million and $4 million of interest rate derivatives as of June 30, 2013 and December 31, 2012, respectively.  Gross derivative liabilities are comprised primarily of $66 million and $64 million of oil and natural gas derivatives and $2 million and $6 million of interest rate derivatives as of June 30, 2013 and December 31, 2012, respectively.

The following table presents realized and unrealized net gains and losses on financial oil and gas derivative instruments presented in operating revenues and dedesignated cash flow hedges of the predecessor included in accumulated other comprehensive income (in millions):

	Quarterly Periods			Year-to-Date Periods
	Successor		Predecessor	Successor		Predecessor
	Quarter ended June 30, 2013	April 1 to June 30, 2012	April 1 to May 24, 2012	Six Months ended June 30, 2013	March 23 (inception) to June 30, 2012	January 1 to May 24, 2012

Realized and unrealized gains	$166	$57	$289	$35	$57	$365
Accumulated other comprehensive income	—	—	1	—	—	5

6.  Property, Plant and Equipment

Unproved oil and natural gas properties.  As of June 30, 2013 and December 31, 2012, we had $1.8 billion and $2.3 billion of unproved oil and natural gas properties on our balance sheet. The reduction is largely attributable to transferring approximately $0.5 billion from unproved properties to proved properties.  For the quarter and six months ended June 30, 2013, we recorded $11 million and $23 million of amortization of unproved leasehold costs in exploration expense in our income statement.  Suspended well costs were not material as of June 30, 2013.

Impairments Assessment.  Subsequent to the Acquisition, we applied the successful efforts method of accounting and evaluate capitalized costs related to proved properties at least annually or upon a triggering event to determine if impairment of such properties is necessary.  During the second quarter of 2013, we recorded an impairment of approximately $10 million related to our Brazil operations as further described in Note 2.  Forward commodity prices can play a significant role in determining impairments. Due to the current forecast of future natural gas prices and considering the significant amount of fair value allocated to our oil and natural gas properties in conjunction with the Acquisition, sustained lower oil and natural gas prices from present levels could result in an impairment of the carrying value of our proved properties in the future.

Asset Retirement Obligations.  We have legal asset retirement obligations associated with the retirement, replacement, or removal of our oil and natural gas wells and related infrastructure. We incur these obligations when production on those wells is exhausted, when we no longer plan to use them or when we abandon them. We accrue these obligations when we can estimate the timing and amount of their settlement. In estimating our liability, we utilize several assumptions, including a credit-adjusted risk-free rate of 7 percent and a projected inflation rate of 2.5 percent. The net asset retirement liability is reported on our balance sheet in other current and non-current liabilities.  Changes in the net liability from January 1 through June 30, 2013 related to our continuing operations were as follows:

2013
(In millions)
Net asset retirement liability at January 1	$80
Property sales	(1)
Accretion expense	3
Liabilities incurred	6
Changes in estimate	(2)
Net asset retirement liability at June 30 (1)	$86

(1)       Includes approximately $37 million related to our Brazil operations which we entered into a Quota Purchase Agreement to sell (see Note 2).

Capitalized Interest.  Interest expense is reflected in our financial statements net of capitalized interest. Capitalized interest for the quarter and six months ended June 30, 2013 was $3 million and $8 million, respectively. Capitalized interest for the quarter ended June 30, 2012 and from March 23 (inception) to June 30, 2012 was $3 million and $2 million, respectively. Capitalized interest for the predecessor periods from April 1 to May 24, 2012 and from January 1 to May 24, 2012 was $1 million and $4 million, respectively.

7. Long-Term Debt

Listed below are our debt obligations:

	Interest Rate	June 30, 2013
		(In millions)
$2.5 billion RBL credit facility - due May 24, 2017	Variable	$785
$750 million term loan - due May 24, 2018 (1) (3)	Variable	743
$400 million senior secured term loan - due April 30, 2019 (2) (3)	Variable	399
$750 million senior secured notes - due May 1, 2019 (3)	6.875%	750
$2.0 billion senior unsecured notes - due May 1, 2020	9.375%	2,000
$350 million senior unsecured notes - due September 1, 2022	7.75%	350
Total		$5,027

(1)

The term loan was issued at 99 percent of par. In May 2013, we repriced our term loan which reduced the specified margin over LIBOR from 4.00% to 2.75%, and reduced the minimum LIBOR floor from 1.00% to 0.75%. As of June 30, 2013, the effective interest rate of the term loan was 3.50%.

(2)	The term loan carries a specified margin over the LIBOR of 3.50%, with a minimum LIBOR floor of 1.00%.
(3)

The term loans and secured notes are secured by a second priority lien on all of the collateral securing the RBL credit facility, and effectively rank junior to any existing and future first lien secured indebtedness of the Company.

During the quarter and six months ended June 30, 2013, we amortized $5 million and $10 million of deferred financing costs, respectively.  During the quarter ended June 30, 2012, and for the period from March 23 (inception) to June 30, 2012, we amortized $3 million of deferred financing costs for each period. During the predecessor periods from April 1 to May 24, 2012 and from January 1 to May 24, 2012, we amortized $7 million of deferred financing costs for each period. These costs are included in interest expense.  As of June 30, 2013, we had $125 million remaining of unamortized debt issuance costs.  During the six months ended June 30, 2013, we recorded a $3 million loss on extinguishment of debt in our income statement for the portion of deferred financing costs written off in conjuction with our $750 million term loan repricing in May 2013 and the first semi-annual redetermination of our RBL in March 2013.

$2.5 Billion Reserve-based Loan (RBL). In March 2013, we completed our first semi-annual redetermination increasing the borrowing base of our RBL Facility from $1.8 billion to $2.5 billion.  Under this facility, we can borrow funds or issue letters of credit (LCs). During the six months ended June 30, 2013, we borrowed $680 million. As of June 30, 2013, we had $785 million of outstanding borrowings and approximately $9 million of letters of credit issued, leaving $1.71 billion of remaining capacity available under the facility. As of August 13, 2013, we had no outstanding borrowings under the facility.

The RBL Facility is collateralized by certain of our oil and natural gas properties and as noted has a borrowing base subject to semi-annual redetermination if there is a downward revision or a reduction of our oil and natural gas reserves due to future declines in commodity prices, performance revisions, sales of assets or otherwise, if certain other additional debt is incurred.  A reduction in our borrowing base could negatively impact our ability to borrow funds under the RBL Facility in the future.  On June 7, 2013, we received consents from the lenders and entered into an agreement that provides that the current borrowing base remain in effect, notwithstanding the consummation of potential asset dispositions until the earlier of (i) 30 days after providing a June 30, 2013 reserve report or (ii) September 1, 2013.

Guarantees.  Our obligations under the RBL, term loan, secured and unsecured notes are fully and unconditionally guaranteed, jointly and severally, by the Company’s present and future direct and indirect wholly-owned material domestic subsidiaries. Our foreign wholly-owned subsidiaries are not guarantors. As of June 30, 2013, foreign subsidiaries that do not guarantee the unsecured notes held approximately 1% of our consolidated assets and had no outstanding indebtedness, excluding intercompany obligations. For the quarter and six months ended June 30, 2013, and for the quarter ended June 30, 2012 and the period from March 23 (inception) to June 30, 2012, these non-guarantor subsidiaries generated between 3% and 8% of our revenue including the impacts of financial derivative instruments. We have provided consolidating financial statements which include the separate results of our guarantor and non-guarantor subsidiaries in Note 12.

Restrictive Provisions/Covenants.  The availability of borrowings under our credit agreements and our ability to incur additional indebtedness is subject to various financial and non-financial covenants and restrictions. There have been no significant changes to our restrictive covenants, and as of June 30, 2013, we were in compliance with all of our debt covenants. For a further discussion of our credit facilities and restrictive covenants, see our 2012 Annual Report on Form 10-K.

8. Commitments and Contingencies

Legal Proceedings and Other Contingencies

We and our subsidiaries and affiliates are named defendants in numerous legal proceedings that arise in the ordinary course of our business. There are also other regulatory rules and orders in various stages of adoption, review and/or implementation. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of June 30, 2013, we had approximately $2 million accrued for all outstanding legal proceedings and other contingent matters.

Brazil Labor Claim.  In Brazil, one of our subsidiaries as well as a formerly affiliated party have been named in a lawsuit by a former contractor of the former affiliated party claiming entitlement to certain employee benefits under Brazilian law.  In May 2013, an evidentiary hearing was held in this matter before the administrative judge of the 42nd Labor Court of the State of Rio de Janeiro and on July 19, 2013, a first-level decision was issued finding some liability for a social contribution to the government and that labor benefits are owed to the former contractor only for the period from August 1, 2009 to July 31, 2010. Based on our current analysis of factors surrounding this claim and the above referenced decision, we believe our exposure to this claim, if any, will not be material to our financial statements.

Southeast Louisiana Flood Protection Authority v. EP Energy Management, L.L.C. In July 2013, the levee authority for New Orleans and surrounding areas filed a lawsuit against 97 oil, gas and pipeline companies, seeking among other relief restoration of wetlands allegedly lost due to historic industry operations in those areas.  The suit has been filed in Louisiana state court in New Orleans and the amount of damages is unspecified. Our subsidiary, EP Energy Management, L.L.C., is one of the named defendants as a successor to Colorado Oil Company, Inc. and Gas Producing Enterprises as operators of five to seven wells from the mid-1960s to 1980. The validity of the causes of action as well as our costs and legal exposure, if any, related to the lawsuit are not currently determinable.

Sales Tax Audits. As a result of sales and use tax audits during 2010, the state of Texas asserted additional taxes plus penalties and interest for the audit period 2001-2008 for two of our operating entities.  During the quarter ended June 30, 2013, we settled the last of these audits for approximately $3 million, including penalties and fees.  As a result of the settlement, we recorded a reduction in taxes, other than income taxes in our income statement of approximately $13 million.

Environmental Matters

We are subject to existing federal, state and local laws and regulations governing environmental air, land and water quality.  The environmental laws and regulations to which we are subject also require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2013, we had accrued less than $1 million for related environmental remediation costs associated with onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our exposure could be as high as $1 million.  Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts that we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

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

In the State of Utah we are currently obtaining or amending air quality permits for a number of small oil and natural gas production facilities. As part of this permitting process, we anticipate we will incur capital expenditures totaling $2 million in 2013 and 2014 related to the installation of tank emission controls.

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

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. As part of our environmental remediation projects, we have received notice that we could be designated, or have been asked for information to determine whether we could be designated as a Potentially Responsible Party (PRP) with respect to the Casmalia Remediation site located in California under the CERCLA or state equivalents. As of June 30, 2013, we have estimated our share of the remediation costs at this site to be less than $1 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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

9. Long-Term Incentive Compensation

Our long-term incentive (LTI) programs currently include a cash-based incentive program and certain equity based programs established in conjunction with the Acquisition including Class A “matching units,” and management incentive units.  In April 2013, we granted additional cash-based LTI awards with a fair value of $21 million on the grant date that are being amortized on an accelerated basis over a three-year vesting period.  Each of these awards are further described in our 2012 Annual Report on Form 10-K.

Compensation expense (recorded as general and administrative expense on our income statement) related to all of our long-term incentive awards was approximately $11 million and $24 million during the quarter and six months ended June 30, 2013, respectively, and approximately $11 million for each of the periods from April 1, 2012 to June 30, 2012, and from March 23 (inception) to June 30, 2012.  As of June 30, 2013, we had unrecognized compensation expense of $56 million related to our cash based long-term incentive awards, Class A “matching units,” and management incentive units.  We will recognize an additional $16 million related to our outstanding awards during the rest of 2013 and the remainder over the requisite service periods.

10. Investment in Unconsolidated Affiliate

Our investment in Four Star Oil & Gas Company (Four Star), an unconsolidated affiliate, is accounted for using the equity method of accounting. Our income statement reflects (i) our share of net earnings directly attributable to Four Star, and (ii) the amortization of the excess of the carrying value of our investment relative to the underlying equity in the net assets of the entity. As of June 30, 2013 and December 31, 2012, our investment in Four Star was $209 million and $220 million, respectively. Included in these amounts was approximately $119 million and $125 million, respectively, related to the excess of the carrying value of our investment in Four Star relative to the underlying equity in its net assets.

Below is summarized financial information of the operating results of our unconsolidated affiliate (in millions).

	Quarterly Periods			Year-to-Date Periods
	Successor		Predecessor	Successor		Predecessor
	Quarter ended June 30, 2013	April 1 to June 30, 2012	April 1 to May 24, 2012	Six Months ended June 30, 2013	March 23 (inception) to June 30, 2012	January 1 to May 24, 2012
			(In millions)
Operating results:
Operating revenues	$53	$8	$26	$102	$8	$75
Operating expenses	34	12	20	67	12	58
Net income (loss)	12	(2)	4	22	(2)	11

We amortize the excess of our investment in Four Star over the underlying equity in its net assets using the unit-of-production method over the life of our estimate of Four Star’s oil and natural gas reserves which are predominantly natural gas reserves. Amortization of our investment for the successor periods related to the quarters ended June 30, 2013 and 2012 was $3 million and $1 million, respectively, and for the six months ended June 30, 2013, and the period of March 23 (inception) to June 30, 2012 was $6 million and $1 million, respectively. Amortization of our investment for the predecessor period from April 1 to May 24, 2012 and from January 1 to May 24, 2012 was $4 million and $12 million.   Changes in natural gas prices impact the fair value of our investment in Four Star, and sustained declines in natural gas prices could cause the fair value of our investment to decline which could require us to record an impairment of the carrying value of our investment in the future if that loss is determined to be other than temporary.

For the quarter and six months ended June 30, 2013, and the predecessor period from January 1, 2012 to May 24, 2012, we received dividends from Four Star of approximately $9 million, $17 million, and $8 million, respectively.  We did not receive dividends from Four Star for the quarter ended June 30, 2012, the period from March 23, 2012 (inception) to June 30, 2012, or for the predecessor period from April 1, 2012 to May 24, 2012.

11. Related Party Transactions

Member Distribution.  On July 23, 2013, we made a leveraged distribution of approximately $200 million to our member.

Management Fee Agreement. We are subject to a management fee agreement with certain of our Sponsors for the provision of certain management consulting and advisory services which terminates on the twelve-year anniversary of the Acquisition date (May 24, 2012) if not terminated earlier by mutual agreement of the parties, or upon a change in control or a specified initial public offering transaction. Under the agreement, we pay a non-refundable annual management fee of $25 million. We recorded management fees within general and administrative expense for the quarter and six months ended June 30, 2013 of approximately $7 million and $13 million, respectively, and approximately $2 million for both the quarter ended June 30, 2012, and the period from March 23 (inception) to June 30, 2012.

Affiliate Supply Agreement.  In November 2012, we entered into a supply agreement with an Apollo affiliate through October 2014 to provide certain fracturing materials for our Eagle Ford drilling operations.  As of June 30, 2013, we recorded approximately $59 million as capital expenditures for amounts provided under this agreement.

Related Party Transactions Prior to the Acquisition. Prior to the completion of the Acquisition, the predecessor entered into transactions during the ordinary course of conducting its business with affiliates of El Paso, primarily related to the sale, transportation and hedging of its oil, natural gas and NGL production. Additionally, El Paso billed the predecessor directly for certain general and administrative costs and allocated a portion of its general and administrative costs. The allocation was based on the estimated level of resources devoted to its operations and the relative size of its earnings before interest and taxes, gross property and payroll. These expenses were primarily related to management, legal, financial, tax, consultative, administrative and other services, including employee benefits, pension benefits, annual incentive bonuses, rent, insurance, and information technology. Prior to the Acquisition, El Paso also (i) billed the predecessor directly for compensation expense related to certain stock-based compensation awards granted directly to the predecessor’s employees, and allocated to the predecessor a proportionate share of El Paso’s corporate compensation expense (ii) filed consolidated U.S. federal and certain state tax returns which included the predecessor’s taxable income and (iii)  matched short-term cash surpluses and needs of our predecessor through its cash management program. All agreements ceased on the date of the Acquisition.  The following table shows revenues and charges to/from affiliates for the following predecessor periods:

	April 1 to May 24, 2012	January 1 to May 24, 2012
	(In millions)
Operating revenues	$30	$143
Operating expenses	16	44

12. Condensed Consolidating Financial Statements

As discussed in Note 7, our secured and unsecured notes are fully and unconditionally guaranteed, jointly and severally, by the Company’s present and future direct and indirect wholly-owned material domestic subsidiaries. Our foreign wholly-owned subsidiaries are not parties to the guarantees (the “Non-Guarantor Subsidiaries”). The following reflects condensed consolidating financial information of the issuer, guarantor subsidiaries, non-guarantor subsidiaries, eliminating entries (to combine the entities) and consolidated results as of and for the same periods as our condensed consolidated financial statements presented herein.

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR QUARTER ENDED JUNE 30, 2013

(In millions)

	Successor
	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and condensate	$—	$292	$1	$—	$293
Natural gas	—	99	16	—	115
NGL	—	17	—	—	17
Financial derivatives	167	(1)	—	—	166
Total operating revenues	167	407	17	—	591

Operating expenses
Natural gas purchases	—	8	—	—	8
Transportation costs	—	24	—	—	24
Lease operating expense	—	40	11	—	51
General and administrative	13	42	3	—	58
Depreciation, depletion and amortization	—	146	3	—	149
Impairments	—	—	10	—	10
Exploration expense	—	13	—	—	13
Taxes, other than income taxes	—	15	2	—	17
Total operating expenses	13	288	29	—	330

Operating income (loss)	154	119	(12)	—	261
Earnings from unconsolidated affiliates	—	4	—	—	4
Other expense	—	—	(2)	—	(2)
Loss on extinguishment of debt	(2)	—	—	—	(2)
Interest expense	(76)	(2)	—	—	(78)
Income (loss) before income taxes	76	121	(14)	—	183
Income tax expense	—	—	1	—	1
Income (loss) from continuing operations before earnings from consolidated subsidiaries	76	121	(15)	—	182
Earnings (loss) from continuing operations from consolidated subsidiaries	106	(15)	—	(91)	—
Income (loss) from continuing operations	182	106	(15)	(91)	182
Income from discontinued operations before earnings from consolidated subsidiaries	—	27	—	—	27
Earnings from discontinued operations from consolidated subsidiaries	27	—	—	(27)	—
Income from discontinued operations	27	27		(27)	27
Net income (loss)	$209	$133	$(15)	$(118)	$209

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR QUARTER ENDED JUNE 30, 2012

(In millions)

	Successor
	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and condensate	$—	$66	$8	$—	$74
Natural gas	—	38	8	—	46
NGL	—	4	—	—	4
Financial derivatives	28	29	—	—	57
Total operating revenues	28	137	16	—	181

Operating expenses
Natural gas purchases	—	4	—	—	4
Transportation costs	—	9	—	—	9
Lease operating expense	—	10	5	—	15
General and administrative	183	23	2	—	208
Depreciation, depletion and amortization	—	25	1	—	26
Impairments	—	1	—	—	1
Exploration expense	—	6	—	—	6
Taxes, other than income taxes	—	8	2	—	10
Total operating expenses	183	86	10	—	279

Operating (loss) income	(155)	51	6	—	(98)
Loss from unconsolidated affiliates	—	(1)	—	—	(1)
Other income	—	—	1	—	1
Interest (expense) income	(54)	1	—	—	(53)
(Loss) income before income taxes	(209)	51	7	—	(151)
Income tax expense	—	—	—	—	—
(Loss) income from continuing operations before earnings from consolidated subsidiaries	(209)	51	7	—	(151)
Earnings from continuing operations from consolidated subsidiaries	58	7	—	(65)	—
(Loss) income from continuing operations	(151)	58	7	(65)	(151)
Income from discontinued operations before earnings from consolidated subsidiaries	—	1	—	—	1
Earnings from discontinued operations from consolidated subsidiaries	1	—	—	(1)	—
Income from discontinued operations	1	1	—	(1)	1
Net (loss) income	$(150)	$59	$7	$(66)	$(150)

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE PERIOD FROM APRIL 1, 2012 TO MAY 24, 2012

(In millions)

	Predecessor
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and condensate	$112	$1	$—	$113
Natural gas	68	12	—	80
NGL	12	—	—	12
Financial derivatives	289	—	—	289
Total operating revenues	481	13	—	494

Operating expenses
Transportation costs	20	—	—	20
Lease operating expense	28	6	—	34
General and administrative	29	2	—	31
Depreciation, depletion and amortization	114	4	—	118
Taxes, other than income taxes	7	10	—	17
Total operating expenses	198	22	—	220

Operating income (loss)	283	(9)	—	274
Loss from unconsolidated affiliates	(2)	—	—	(2)
Other income (expense)	1	(5)	—	(4)
Interest expense	(9)	(1)	—	(10)
Income (loss) before income taxes	273	(15)	—	258
Income tax expense	95	—	—	95
Income (loss) before earnings from consolidated subsidiaries	178	(15)	—	163
Loss from consolidated subsidiaries	(15)	—	15	—
Net income (loss)	$163	$(15)	$15	$163

Cash flow hedging activities:
Reclassification adjustments (1)	1	—	—	1
Comprehensive income (loss)	$164	$(15)	$15	$164

(1)             Reclassification adjustment is stated net of tax. Taxes recognized for the predecessor period are less than $1 million.

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(In millions)

	Successor
	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and condensate	$—	$558	$10	$—	$568
Natural gas	—	181	34	—	215
NGL	—	32	—	—	32
Financial derivatives	36	(1)	—	—	35
Total operating revenues	36	770	44	—	850

Operating expenses
Natural gas purchases	—	10	—	—	10
Transportation costs	—	46	—	—	46
Lease operating expense	—	78	20	—	98
General and administrative	26	87	5	—	118
Depreciation, depletion and amortization	—	271	6	—	277
Impairments	—	—	10	—	10
Exploration expense	—	27	—	—	27
Taxes, other than income taxes	—	38	5	—	43
Total operating expenses	26	557	46	—	629

Operating income	10	213	(2)	—	221
Earnings from unconsolidated affiliates	—	6	—	—	6
Other income (loss)	—	1	(2)	—	(1)
Loss on extinguishment of debt	(3)	—	—	—	(3)
Interest expense	(160)	(2)	—	—	(162)
(Loss) income before income taxes	(153)	218	(4)	—	61
Income tax expense	—	—	2	—	2
(Loss) income from continuing operations before earnings from consolidated subsidiaries	(153)	218	(6)	—	59
Earnings from continuing operations from consolidated subsidiaries	212	(6)	—	(206)	—
Income from continuing operations	59	212	(6)	(206)	59
Income from discontinued operations before earnings from consolidated subsidiaries	—	44	—	—	44
Earnings from discontinued operations from consolidated subsidiaries	44	—	—	(44)	—
Income from discontinued operations	44	44	—	(44)	44
Net income	$103	$256	$(6)	$(250)	$103

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE PERIOD FROM MARCH 23, 2012 (INCEPTION) TO JUNE 30, 2012

(In millions)

	Successor
	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and condensate	$—	$66	$8	$—	$74
Natural gas	—	38	8	—	46
NGL	—	4	—	—	4
Financial derivatives	28	29	—	—	57
Total operating revenues	28	137	16	—	181

Operating expenses
Natural gas purchases	—	4	—	—	4
Transportation costs	—	9	—	—	9
Lease operating expense	—	10	5	—	15
General and administrative	183	23	2	—	208
Depreciation, depletion and amortization	—	25	1	—	26
Impairments	—	1	—	—	1
Exploration expense	—	6	—	—	6
Taxes, other than income taxes	—	8	2	—	10
Total operating expenses	183	86	10	—	279

Operating (loss) income	(155)	51	6	—	(98)
Loss from unconsolidated affiliates	—	(1)	—	—	(1)
Other income	—	—	1	—	1
Interest (expense) income	(54)	1	—	—	(53)
(Loss) income before income taxes	(209)	51	7	—	(151)
Income tax expense	—	—	—	—	—
(Loss) income from continuing operations before earnings from consolidated subsidiaries	(209)	51	7	—	(151)
Earnings from continuing operations from consolidated subsidiaries	58	7	—	(65)	—
(Loss) income from continuing operations	(151)	58	7	(65)	(151)
Income from discontinued operations before earnings from consolidated subsidiaries	—	1	—	—	1
Earnings from discontinued operations from consolidated subsidiaries	1	—	—	(1)	—
Income from discontinued operations	1	1	—	(1)	1
Net (loss) income	$(150)	$59	$7	$(66)	$(150)

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE PERIOD FROM JANUARY 1, 2012 TO MAY 24, 2012

(In millions)

	Predecessor
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and condensate	$310	$12	$—	$322
Natural gas	228	34	—	262
NGL	29	—	—	29
Financial derivatives	365	—	—	365
Total operating revenues	932	46	—	978

Operating expenses
Transportation costs	45	—	—	45
Lease operating expense	80	16	—	96
General and administrative	69	6	—	75
Depreciation, depletion and amortization	307	12	—	319
Ceiling test charge	—	62	—	62
Taxes, other than income taxes	31	14	—	45
Total operating expenses	532	110	—	642

Operating income (loss)	400	(64)	—	336
Loss from unconsolidated affiliates	(5)	—	—	(5)
Other income (expense)	1	(4)	—	(3)
Interest expense	(12)	(2)	—	(14)
Income (loss) before income taxes	384	(70)	—	314
Income tax expense	135	1	—	136
Income (loss) before earnings from consolidated subsidiaries	249	(71)	—	178
Loss from consolidated subsidiaries	(71)	—	71	—
Net income (loss)	$178	$(71)	$71	$178

Cash flow hedging activities:
Reclassification adjustments (1)	3	—	—	3
Comprehensive income (loss)	$181	$(71)	$71	$181

(1)             Reclassification adjustment is stated net of tax. Taxes recognized for the predecessor period are $2 million.

EP ENERGY LLC

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2013

(In millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$218	$52	$13	$—	$283
Accounts receivable
Customer, net of allowance of less than $1	7	174	15	—	196
Other, net of allowance of $1	—	21	—	—	21
Materials and supplies	—	20	—	—	20
Derivative instruments	77	—	—	—	77
Restricted cash	—	41	—	—	41
Assets of discontinued operations	—	964	—	—	964
Prepaid assets	13	14	6	—	33
Other	—	—	1	—	1
Total current assets	315	1,286	35	—	1,636
Property, plant and equipment, at cost
Oil and natural gas properties	—	7,414	92	—	7,506
Other property, plant and equipment	—	64	2	—	66
	—	7,478	94	—	7,572
Less accumulated depreciation, depletion and amortization	—	482	21	—	503
Property, plant and equipment, net	—	6,996	73	—	7,069
Other assets
Investment in unconsolidated affiliate	—	209	—	—	209
Investments in consolidated affiliates	7,404	27	—	(7,431)	—
Derivative instruments	116	—	—	—	116
Notes receivable from consolidated affiliate	332	—	—	(332)	—
Deferred income taxes	—	—	6	—	6
Unamortized debt issue cost	125	—	—	—	125
Other	—	8	5	—	13
	7,977	244	11	(7,763)	469
Total assets	$8,292	$8,526	$119	$(7,763)	$9,174

EP ENERGY LLC

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2013

(In millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

LIABILITIES AND EQUITY

Current liabilities
Accounts payable
Trade	$2	$126	$—	$—	$128
Other	—	357	42	—	399
Derivative instruments	5	—	—	—	5
Accrued taxes other than income	—	25	6	—	31
Accrued interest	55	—	—	—	55
Accrued taxes	—	1	—	—	1
Asset retirement obligations	—	3	—	—	3
Liabilities of discontinued operations	—	171	—	—	171
Other accrued liabilities	1	58	1	—	60
Total current liabilities	63	741	49	—	853

Long-term debt	5,027	—	—	—	5,027
Notes payable to unconsolidated affiliate	—	332	—	(332)	—
Other long-term liabilities
Derivative instruments	2	—	—	—	2
Asset retirement obligations	—	46	37	—	83
Other	—	3	6	—	9
Total non-current liabilities	5,029	381	43	(332)	5,121

Commitments and contingencies
Member’s equity	3,200	7,404	27	(7,431)	3,200
Total liabilities and equity	$8,292	$8,526	$119	$(7,763)	$9,174

EP ENERGY LLC

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(In millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$—	$49	$14	$—	$63
Accounts receivable
Customer, net of allowance of less than $1	6	153	26	—	185
Affiliates	—	3	—	(3)	—
Other, net of allowance of $1	—	14	1	—	15
Materials and supplies	—	16	—	—	16
Derivative instruments	108	—	—	—	108
Assets of discontinued operations	—	994	—	—	994
Prepaid assets	—	10	8	—	18
Other	—	—	4	—	4
Total current assets	114	1,239	53	(3)	1,403
Property, plant and equipment, at cost
Oil and natural gas properties	—	6,513	92	—	6,605
Other property, plant and equipment	—	52	1	—	53
	—	6,565	93	—	6,658
Less accumulated depreciation, depletion and amortization	—	214	6	—	220
Property, plant and equipment, net	—	6,351	87	—	6,438
Other assets
Investment in unconsolidated affiliate	—	220	—	—	220
Investments in consolidated affiliates	7,124	46	—	(7,170)	—
Derivative instruments	88	—	—	—	88
Notes receivable from consolidated affiliate	45	—	—	(45)	—
Deferred income taxes	—	—	6	—	6
Unamortized debt issue cost	134	—	—	—	134
Other	—	4	—	—	4
	7,391	270	6	(7,215)	452
Total assets	$7,505	$7,860	$146	$(7,218)	$8,293

EP ENERGY LLC

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(In millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

LIABILITIES AND EQUITY

Current liabilities
Accounts payable
Trade	$—	$98	$—	$—	$98
Affiliates	—	—	3	(3)	—
Other accrued liabilities	—	302	44	—	346
Derivative instruments	10	7	—	—	17
Accrued taxes other than income	—	13	8	—	21
Accrued interest	57	—	—	—	57
Accrued taxes	—	19	—	—	19
Asset retirement obligations	—	4	—	—	4
Liabilities of discontinued operations	—	156	—	—	156
Other accrued liabilities	—	42	3	—	45
Total current liabilities	67	641	58	(3)	763

Long-term debt	4,346	—	—	—	4,346
Notes payable to consolidated affiliate	—	45	—	(45)	—
Other long-term liabilities
Derivative instruments	7	7	—	—	14
Asset retirement obligations	—	40	36	—	76
Other	—	3	6	—	9
Total non-current liabilities	4,353	95	42	(45)	4,445
Commitments and contingencies
Member’s equity	3,085	7,124	46	(7,170)	3,085
Total liabilities and equity	$7,505	$7,860	$146	$(7,218)	$8,293

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(In millions)

	Successor
	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$103	$256	$(6)	$(250)	$103
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation, depletion and amortization	—	312	6	—	318
Earnings from unconsolidated affiliates, net of cash distributions	—	11	—	—	11
Earnings from consolidated affiliates	(256)	6	—	250	—
Impairments	—	—	10	—	10
Loss on extinguishment of debt	3	—	—	—	3
Amortization of equity compensation expense	13	—	—	—	13
Non-cash portion of exploration expense	—	24	—	—	24
Amortization of debt issuance cost	11	—	—	—	11
Equity distributions from consolidated affiliate	—	15	—	(15)	—
Asset and liability changes
Accounts receivable	(2)	(30)	12	(3)	(23)
Accounts payable	1	61	(4)	3	61
Derivative instruments	(22)	1	—	—	(21)
Accrued interest	(2)	—	—	—	(2)
Other asset changes	(12)	(4)	1	—	(15)
Other liability changes	—	(39)	(4)	—	(43)
Net cash (used in) provided by operating activities	(163)	613	15	(15)	450

Cash flows from investing activities
Capital expenditures	(8)	(905)	(1)	—	(914)
Net proceeds from the sale of assets	—	10	—	—	10
Cash paid for acquisitions	—	(2)	—	—	(2)
Change in note receivable with affiliate	(287)	—	—	287	—
Net cash (used in) provided by investing activities	(295)	(897)	(1)	287	(906)

Cash flows from financing activities
Proceeds from long-term debt	985	—	—	—	985
Repayment of long-term debt	(305)	—	—	—	(305)
Dividends to affiliate	—	—	(15)	15	—
Change in note payable with affiliate	—	287	—	(287)	—
Debt issuance costs	(4)	—	—	—	(4)
Net cash (used in) provided by financing activities	676	287	(15)	(272)	676

Change in cash and cash equivalents	218	3	(1)	—	220
Cash and cash equivalents
Beginning of period	—	49	14	—	63
End of period	$218	$52	$13	$—	$283

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 23, 2012 (INCEPTION) TO JUNE 30, 2012

(In millions)

	Successor
	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(150)	$59	$7	$(66)	$(150)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation, depletion and amortization	—	33	1	—	34
Deferred income tax expense	—	—	1	—	1
Loss from unconsolidated affiliates, net of cash distributions	—	2	—	—	2
Earnings from consolidated affiliates	(59)	(7)	—	66	—
Impairments	—	1	—	—	1
Amortization of equity compensation expense	8	—	—	—	8
Amortization of debt issuance cost	2	1	—	—	3
Asset and liability changes
Accounts receivable	(3)	(4)	(12)	1	(18)
Accounts payable	—	(9)	4	(1)	(6)
Derivative instruments	(25)	10	—	—	(15)
Accrued interest	52	—	—	—	52
Other asset changes	(13)	(13)	—	—	(26)
Other liability changes	—	23	(1)	—	22
Net cash (used in) provided by operating activities	(188)	96	—	—	(92)

Cash flows from investing activities
Capital expenditures	—	(150)	—	—	(150)
Net proceeds from the sale of assets	—	22	—	—	22
Cash paid for acquisitions, net of cash acquired	(7,213)	—	—	87	(7,126)
Net cash (used in) provided by investing activities	(7,213)	(128)	—	87	(7,254)

Cash flows from financing activities
Proceeds from long-term debt	4,323	—	—	—	4,323
Repayment of long-term debt	(80)	—	—	—	(80)
Contributed member equity	3,300	—	—	—	3,300
Debt issuance costs	(142)	—	—	—	(142)
Net cash (used in) provided by financing activities	7,401	—	—	—	7,401

Change in cash and cash equivalents	—	(32)	—	87	55
Cash and cash equivalents
Beginning of period	—	75	12	(87)	—
End of period	$—	$43	$12	$—	$55

EP ENERGY LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1, 2012 TO MAY 24, 2012

(In millions)

	Predecessor
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$178	$(71)	$71	$178
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	307	12	—	319
Deferred income tax expense	199	—	—	199
Loss from unconsolidated affiliates, net of cash distributions	12	—	—	12
Earnings from consolidated affiliates	71	—	(71)	—
Ceiling test charges	—	62	—	62
Amortization of debt issuance cost	7	—	—	7
Asset and liability changes
Accounts receivable	132	2	(2)	132
Accounts payable	(54)	(4)	2	(56)
Derivatives	(201)	—	—	(201)
Accrued interest	(1)	—	—	(1)
Other asset changes	(3)	—	—	(3)
Other liability changes	(67)	(1)	—	(68)
Net cash provided by operating activities	580	—	—	580

Cash flows from investing activities
Capital expenditures	(628)	(8)	—	(636)
Net proceeds from the sale of assets	9	—	—	9
Change in note receivable with affiliates	(1)	—	1	—
Cash paid for acquisitions, net of cash acquired	(1)	—	—	(1)
Net cash (used in) provided by investing activities	(621)	(8)	1	(628)

Cash flows from financing activities
Proceeds from long-term debt	215	—	—	215
Repayment of long-term debt	(1,065)	—	—	(1,065)
Contribution from parent	960	—	—	960
Change in note payable with affiliate	—	1	(1)	—
Net cash provided by (used in) financing activities	110	1	(1)	110

Change in cash and cash equivalents	69	(7)	—	62

Cash and cash equivalents
Beginning of period	6	19	—	25
End of period	$75	$12	$—	$87

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements and the accompanying notes presented in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our 2012 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Additionally, the financial results for the successor periods include the application of the acquisition method of accounting and the application of the successful efforts method of accounting for oil and natural gas properties.  The successor periods also present certain of our natural gas assets sold, including the CBM, south Texas and Arklatex assets, as discontinued operations. Predecessor periods do not present these assets as discontinued operations due to the application of the full cost method of accounting prior to the Acquisition.  As a result of these differences in presentation, trends and results in future periods may be different than those that existed prior to the Acquisition. Unless otherwise indicated or the context otherwise requires, references in this MD&A section to “we”, “our”, “us” and “the Company” refer to both EP Energy LLC (the Issuer) and EP Energy Global LLC (the predecessor for accounting purposes), and each of its consolidated subsidiaries.

Our Business

Overview.  We are an independent exploration and production company engaged in the acquisition and development of unconventional oil and natural gas properties in the United States.  We are focused on creating shareholder value through the development of our low-risk, repeatable drilling inventory located in our four core areas:  the Eagle Ford Shale (South Texas), the Wolfcamp Shale (Permian Basin in west Texas), the Uinta Basin (Altamont Field in Utah) and the Haynesville Shale (North Louisiana).

In June 2013, we entered into three separate purchase and sale agreements to sell our CBM properties located in the Raton, Black Warrior, and Arkoma basins, our Arklatex conventional natural gas assets located in east Texas and north Louisiana and our legacy south Texas conventional natural gas assets. These sales closed in July and August 2013 for total consideration of approximately $1.3 billion. In addition, on July 16, 2013, we entered into a Quota Purchase Agreement to sell our Brazil operations which is expected to close by the end of the first quarter of 2014, subject to Brazilian regulatory approval as well as certain other customary closing conditions.

We operate primarily through four core areas: Eagle Ford Shale, Wolfcamp Shale, Uinta Basin and Haynesville Shale. Below is a description of each of our core plays:

•                  Eagle Ford Shale. The Eagle Ford Shale is an oil-based program which provides the highest economic returns in our portfolio.

•                  Wolfcamp Shale. In our Wolfcamp Shale program, we are focused on optimizing our drilling, completion and artificial lift systems in this oil-based program.

•                  Uinta Basin (Altamont Field).  In the Uinta Basin, we are gaining operational efficiencies as we develop this oil-based field. Most of our acreage in this area is held by production.

•                  Haynesville Shale.  The Haynesville Shale generates positive cash flow and remains a core natural gas option for us when natural gas prices return to more economic levels in the future.  Our acreage in the Haynesville Shale is predominately held by production.

We evaluate acquisition and growth opportunities that are aligned with our core competencies and areas that can provide a competitive advantage. Strategic acquisitions of leasehold acreage or producing assets can provide us with opportunities to achieve our long-term goals by leveraging existing expertise in our core operating areas, balancing our exposure to regions, basins and commodities, helping us to achieve risk-adjusted returns competitive with those available within our existing drilling programs and by increasing our reserves.

Factors Influencing Our Profitability.  The profitability of our operations is dependent on the prices we receive for our oil and natural gas, the costs to explore, develop, and produce oil and natural gas, and the volumes we are able to produce, among other factors. Our long-term profitability will be influenced primarily by:

•                  growing our proved reserve base and production volumes through the successful execution of our drilling programs or through strategic acquisitions;

•                  finding and producing oil and natural gas at reasonable costs;

•                  managing cash costs; and

•                  managing commodity price risks on our oil and natural gas production.

In addition to these factors, our future profitability and performance will be affected by our ability to execute our strategy, the impact of the use of proceeds from divestitures, the impacts of volatility in the financial and commodity markets, changes in the cost of drilling and oilfield services, operating and capital costs, and our debt level and related interest costs. Additionally, we may be impacted by weather events, domestic or international regulatory issues or other third party actions outside of our control (e.g., oil spills).

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

Derivative Instruments.  During the six months ended June 30, 2013, approximately 95 percent of our liquids production and 90 percent of our natural gas production were hedged and settled at average floor prices of $99.93 per barrel and $3.57 per MMBtu, respectively. In conjunction with the sale of certain of our non-core natural gas assets, we have entered into offsetting positions on natural gas derivatives of 35 TBtu on anticipated 2013 production and 42 TBtu on anticipated 2014 production.  The following table reflects the contracted volumes and prices we will receive under derivative contracts we held as of June 30, 2013.

	2013			2014			2015
	Volumes(1)	Average Price(1)		Volumes(1)	Average Price(1)		Volumes(1)	Average Price(1)
Oil
Fixed Price Swaps(2)	8,684		$100.09	12,117		$97.70	6,231		$94.57
Ceilings	1,042		$98.24	1,095		$100.00	1,095		$100.00
Three Way Collars Ceiling	—		$—	2,920		$103.76	—		$—
Three Way Collars Floors(3)	—		$—	2,920		$95.00	—		$—
Basis Swaps(4)	2,645	$	Various	4,380	$	Various	3,650	$	Various
Natural Gas
Fixed Price Swaps	49		$3.36	67		$4.02	44		$4.28
Ceilings	1		$3.75	13		$4.02	—		$—

(1)	Volumes presented are TBtu for natural gas and MBbl for oil. Prices presented are per MMBtu of natural gas and per Bbl of oil.
(2)	On 3,128 MBbls, if market prices settle at or below $71.47 in 2013, we will receive a “locked-in” cash settlement of the market price plus $24.27 per Bbl.
(3)	If market prices settle at or below $75.00, we will receive a “locked-in” cash settlement of the market price plus $20.00 per Bbl.
(4)	We use various types of oil basis swaps to lock-in certain crude oil differentials.

As of August 13, 2013, we added additional fixed price oil derivatives of 3 MMBbl, 12 MMBbl and 2 MMBbl to our 2014, 2015 and 2016 anticipated production, respectively. These derivatives are not reflected in the table above.

Summary of Liquidity and Capital Resources.  As of June 30, 2013, we had available liquidity, including existing cash, of approximately $2.0 billion. We believe we have sufficient liquidity for 2013 from our cash flows from operations, combined with the availability under our RBL Facility and available cash, to fund our current obligations, projected working capital requirements and capital spending plan.  Additionally, the earliest maturity date of our debt obligations is in 2017. See “Liquidity and Capital Resources” for more information.

Capital Expenditures.  Our capital expenditures for the six months ended June 30, 2013 and rig count as of June 30, 2013 were:

	Capital Expenditures (In millions)	Rig Count
Eagle Ford	$600	5
Wolfcamp	236	3
Uinta (Altamont)	94	2
Haynesville	1	—
Other, including Brazil	6	—
Total capital expenditures(1)	$937	10

(1)       Excludes capital expenditures of $9 million from our domestic assets sold in the third quarter of 2013.

Production Volumes and Drilling Summary

Production Volumes. Below is an analysis of our production volumes by area and commodity for the six months ended June 30:

	2013	2012

United States (MBoe/d)
Eagle Ford	33	15
Wolfcamp	3	2
Uinta	11	10
Haynesville	32	53
Other domestic	5	9
Divested assets(1)	—	48
Brazil (MBoe/d)	5	6
Total Consolidated	89	143
Unconsolidated affiliate (MBoe/d)	9	9
Total Combined (MBoe/d)	98	152

Oil and condensate (MBbls/d)
Consolidated volumes	33	21
Divested assets(1)	—	2
Unconsolidated affiliate volumes	1	1
Total Combined	34	24
Natural Gas (MMcf/d)
Consolidated volumes	300	425
Divested assets(1)	—	263
Unconsolidated affiliate volumes	40	43
Total Combined	340	731
NGL (MBbls/d)
Consolidated volumes	6	3
Divested assets(1)	—	2
Unconsolidated affiliate volumes	1	1
Total Combined (MBbls/d)	7	6

(1)       Predecessor periods prior to May 24, 2012 include volumes from our CBM, south Texas, and Arklatex assets sold in 2013 and our Gulf of Mexico assets sold in 2012. Subsequent to May 24, 2012, our CBM, south Texas and Arklatex assets were treated as discontinued (see Note 1) and accordingly volumes were excluded from all financial and non-financial metrics.

•                  Eagle Ford—Our Eagle Ford Shale equivalent volumes increased 18 MBoe/d for the six months ended June 30, 2013 compared to the same period in 2012 due to the success of our drilling program in the area. Eagle Ford oil production increased by 11 MBbls/d or 106 percent compared with the six months ended June 30, 2012.  Combined Eagle Ford oil and NGL production increased in the second quarter of 2013 to approximately 28 MBbls/d compared with approximately 25 MBbls/d during the first quarter of 2013. During the six months ended June 30, 2013, we drilled 67 additional wells in our Eagle Ford play, and we had a total of 203 net operated wells as of June 30, 2013. With a majority of our acreage located in the core of the oil window, primarily in LaSalle and Atascosa counties, we continue to grow our oil and NGL production in the area.

•                  Wolfcamp—Our Wolfcamp Shale equivalent volumes increased 1 MBoe/d for the six months ended June 30, 2013 compared to the same period in 2012 as we continue to progress the development of our Wolfcamp Shale drilling program where we drilled 25 additional wells during the first six months of 2013, for a total of 56 net operated wells as of June 30, 2013.

•                  Uinta—Our Uinta Basin equivalent volumes increased 1 MBoe/d for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The Uinta Basin produced an average of 8 MBbls/d of oil during the six months ended June 30, 2013, and we drilled an additional 13 operated oil wells at Uinta for a total of 319 net operated wells at June 30, 2013.

•                  Haynesville—Our Haynesville Shale equivalent volumes decreased 128 MMcf/d for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due to natural declines as we suspended our drilling program at the end of the first quarter of 2012 due to low natural gas prices.  As of June 30, 2013, we had 99 net operated wells in the Haynesville Shale, and our total production for the six months ended June 30, 2013 was approximately 189 MMcf/d.

•            Divested assets—Our divested assets were reclassified as discontinued operations for the six-month period ended June 30, 2013 and thus volumes related to the assets were not reflected in the table above.  Equivalent volumes of divested assets in 2012 include volumes for CBM, south Texas, Arklatex assets and Gulf of Mexico assets sold in 2012.

•            Brazil—The 2013 production volumes related to our Brazil operations were 28 MMcfe/d.  On July 16, 2013, we entered into a Quota Purchase Agreement to sell our Brazil activities which is expected to close by the end of the first quarter of 2014, subject to Brazilian regulatory approval as well as certain other customary closing conditions.

Results of Operations

Our financial results in the tables below reflect the financial results for the quarter and six months ended June 30, 2013 and of each of the separate successor and predecessor periods in 2012.  Beginning with the Acquisition in May 2012, our successor period financial results reflect the application of the acquisition method of accounting, the application of the successful efforts method of accounting for oil and natural gas properties, and the presentation of domestic natural gas assets divested in 2013 as discontinued operations. For periods prior to the Acquisition, we have not reflected the domestic natural gas assets divested in 2013 as discontinued since they did not qualify as such for accounting purposes under the full cost accounting method applied by the predecessor during those periods.  As a result, trends and results in future periods are different than those that existed prior to the Acquisition. Our financial results for each quarter and six month periods in 2013 and 2012 are presented below.

	Quarterly Periods
	2013	2012
	Successor	Successor	Predecessor
	Quarter ended June 30	Quarter ended June 30	April 1 to May 24
Operating revenues:
Oil and condensate	$293	$74	$113
Natural gas	115	46	80
NGL	17	4	12
Total physical sales	425	124	205
Financial derivatives	166	57	289
Total operating revenues	591	181	494
Operating expenses:
Natural gas purchases	8	4	—
Transportation costs	24	9	20
Lease operating expense	51	15	34
General and administrative	58	208	31
Depreciation, depletion and amortization	149	26	118
Impairments	10	1	—
Exploration expense	13	6	—
Taxes, other than income taxes	17	10	17
Total operating expenses	330	279	220
Operating income (loss)	261	(98)	274
Earnings (loss) from unconsolidated affiliates	4	(1)	(2)
Other (expense) income	(2)	1	(4)
Loss on extinguishment of debt	(2)	—	—
Interest expense	(78)	(53)	(10)
Income (loss) from continuing operations before income tax	183	(151)	258
Income tax expense	1	—	95
Income (loss) from continuing operations	182	(151)	163
Income from discontinued operations	27	1	—
Net income (loss)	$209	$(150)	$163

	Year-to-Date Periods
	2013	2012
	Successor	Successor	Predecessor
	Six months ended June 30	March 23 (inception) to June 30	January 1 to May 24

Operating revenues:
Oil and condensate	$568	$74	$322
Natural gas	215	46	262
NGL	32	4	29
Total physical sales	815	124	613
Financial derivatives	35	57	365
Total operating revenues	850	181	978
Operating expenses:
Natural gas purchases	10	4	—
Transportation costs	46	9	45
Lease operating expense	98	15	96
General and administrative	118	208	75
Depreciation, depletion and amortization	277	26	319
Impairments/Ceiling test charges	10	1	62
Exploration expense	27	6	—
Taxes, other than income taxes	43	10	45
Total operating expenses	629	279	642
Operating income (loss)	221	(98)	336
Earnings (loss) from unconsolidated affiliates	6	(1)	(5)
Other (expense) income	(1)	1	(3)
Loss on extinguishment of debt	(3)	—	—
Interest expense	(162)	(53)	(14)
Income (loss) from continuing operations before income tax	61	(151)	314
Income tax expense	2	—	136
Income (loss) from continuing operations	59	(151)	178
Income from discontinued operations	44	1	—
Net income (loss)	$103	$(150)	$178

The successor had no independent oil and gas operations prior to the Acquisition in 2012 and accordingly there were no operational exploration and production activities that changed as a result of the acquisition of the predecessor. Consequently, in certain variance explanations that follow we have provided supplemental information that compares 2013 results (reflecting divested assets as discontinued) to combined successor/predecessor 2012 results excluding divested assets in all periods.  We have provided this additional analysis for comparability of results and to aid in the analysis and understanding of our operating performance period over period.  Any non-GAAP analysis provided for the quarter and six month periods ended June 30, 2012 is provided as supplemental financial information to our GAAP results and is not intended to be a substitute for our reported separate successor and predecessor period GAAP results.

Operating Revenues

The table below provides our operating revenues, volumes and prices per unit for the quarter and six month periods ended June 30, 2013, and for each of the successor and predecessor periods in 2012. We present (i) average realized prices based on physical sales of oil and condensate, natural gas and NGL as well as (ii) average realized prices inclusive of the impacts of financial derivative settlements and premiums which reflect cash received and/or paid during the respective period.

	Quarterly Periods
	2013	2012
	Successor	Successor	Predecessor
	Quarter ended June 30	Quarter ended June 30	April 1 to May 24

Operating revenues(1):
Oil and condensate	$293	$74	$113
Natural gas	115	46	80
NGL	17	4	12
Total physical sales	425	124	205
Financial derivatives	166	57	289
Total operating revenues	$591	$181	$494

Volumes(1):
Oil and condensate
Consolidated volumes (MBbls)	3,120	905	1,157
Unconsolidated affiliate volumes (MBbls)	68	28	38
Natural gas
Consolidated volumes (MMcf)	26,122	17,182	36,529
Unconsolidated affiliate volumes (MMcf)	3,638	1,538	2,363
NGL
Consolidated volumes (MBbls)	621	147	253
Unconsolidated affiliate volumes (MBbls)	117	47	67
Equivalent volumes
Consolidated MBoe	8,095	3,915	7,498
Unconsolidated affiliate MBoe	792	331	498
Total combined MBoe	8,887	4,246	7,996
Consolidated MBoe/d	89
Unconsolidated affiliate MBoe/d	9
Total Combined MBoe/d	98
Consolidated prices per unit(2):
Oil and condensate
Average realized price on physical sales ($/Bbl)	$93.75	$82.08	$98.00
Average realized price, including financial derivatives ($/Bbl)(3)	$101.44	$89.88	$100.52
Natural gas
Average realized price on physical sales ($/Mcf)	$4.08	$2.42	$2.21
Average realized price, including financial derivatives ($/Mcf)(3)	$3.20	$4.45	$4.40
NGL
Average realized price on physical sales ($/Bbl)	$26.46	$28.87	$46.24

(1)             Operating revenues and volumes in the successor periods do not include those volumes associated with domestic natural gas assets held for sale at June 30, 2013.

(2)             Natural gas prices for the quarters ended June 30, 2013 and 2012 are calculated reflecting a reduction of $8 million and $4 million, respectively, for natural gas purchases associated with managing our physical gas sales.

(3)             Average realized price, including financial derivatives for successor periods does not reflect volumes associated with domestic natural gas assets classified as discontinued operations.

	Year-to-Date Periods
	2013	2012
	Successor	Successor	Predecessor
	Six months ended June 30	March 23 (inception) to June 30	January 1 to May 24

Operating revenues(1):
Oil and condensate	$568	$74	$322
Natural gas	215	46	262
NGL	32	4	29
Total physical sales	815	124	613
Financial derivatives	35	57	365
Total operating revenues	$850	$181	$978

Volumes(1):
Oil and condensate
Consolidated volumes (MBbls)	5,976	905	3,209
Unconsolidated affiliate volumes (MBbls)	136	28	115
Natural gas
Consolidated volumes (MMcf)	54,351	17,182	99,158
Unconsolidated affiliate volumes (MMcf)	7,317	1,538	6,310
NGL
Consolidated volumes (MBbls)	1,098	147	673
Unconsolidated affiliate volumes (MBbls)	229	47	190
Equivalent volumes
Consolidated MBoe	16,133	3,915	20,408
Unconsolidated affiliate MBoe	1,585	331	1,357
Total combined MBoe	17,718	4,246	21,765
Consolidated MBoe/d	89
Unconsolidated affiliate MBoe/d	9
Total Combined MBoe/d	98

Consolidated prices per unit(2):
Oil and condensate
Average realized price on physical sales ($/Bbl)	$94.97	$82.08	$100.44
Average realized price, including financial derivatives ($/Bbl)(3)	$99.84	$89.88	$100.29
Natural gas
Average realized price on physical sales ($/Mcf)	$3.77	$2.42	$2.64
Average realized price, including financial derivatives ($/Mcf)(3)	$3.49	$4.45	$4.32
NGL
Average realized price on physical sales ($/Bbl)	$28.68	$28.87	$42.94

(1)             Operating revenues and volumes in the successor periods do not include those volumes associated with domestic natural gas assets held for sale at June 30, 2013.

(2)             Natural gas prices for the six months ended June 30, 2013 and 2012 are calculated reflecting a reduction of $10 million and $4 million, respectively, for natural gas purchases associated with managing our physical sales.

(3)             Average realized price, including financial derivatives for successor periods does not reflect volumes associated with domestic natural gas assets classified as discontinued operations.

Physical sales.  Physical sales represent accrual-based commodity sales transactions with customers. For both the quarter and year to date periods in 2013, increases in oil sales were due primarily to oil volume growth from our Eagle Ford drilling program and increases in natural gas prices which more than offset a reduction in natural gas volumes.

Oil and condensate sales for the quarter and six months ended June 30, 2013 compared to the combined (successor/predecessor) quarterly and year-to-date periods ended June 30, 2012 increased by $106 million (57 percent) and $172 million (43 percent), due primarily to oil and volume growth from our Eagle Ford drilling program.  In 2013, Eagle Ford production increased by 11 MBbls/d or 103 percent compared with the quarter ended June 30, 2012 and by 18 MBbls or 120 percent compared with the year-to-date period ended June 30, 2012.

Natural gas sales for the quarterly periods ended June 30, 2013 and 2012 (successor) were $115 million and $46 million and for the Predecessor period from April 1 to May 24, 2012 were $80 million (including approximately $27 million of natural gas sales related to divested assets).  For the six months ended June 30, 2013 and year-to-date period ended June 30, 2012 (successor), natural gas sales were $215 million and $46 million and for the predecessor period from January 1 to May 24, 2012 were $262 million (including approximately $88 million of natural gas sales related to divested assets).  Natural gas sales (excluding amounts related to divested assets) increased for the quarter ended June 30, 2013 compared with the combined (successor/predecessor) quarterly period ended June 30, 2012 and remained relatively flat for the six months ended June 30, 2013 compared with the combined (successor/predecessor) year-to-date period ended June 30, 2012, primarily due to an increase in average realized natural gas prices which offset the decrease in volumes due to natural production declines in the Haynesville Shale.  During the first quarter of 2012, we suspended our drilling program in the Haynesville Shale due to low natural gas prices.

NGL sales remained relatively flat for the quarter and six months ended June 30, 2013 compared with the combined (successor/predecessor) quarterly and year-to-date periods ended June 30, 2012.   Average realized prices for the quarter and six months ended June 30, 2013 decreased compared to 2012, offset by an increase in 2013 in NGL volumes over 2012 primarily attributable to our Eagle Ford drilling program.  Eagle Ford NGL volumes increased by 3 MBbls/d or approximately 176 percent compared with the year-to-date period ended June 30, 2012.

As of June 30, 2013, the NYMEX spot price of a barrel of oil was $96.56 versus the NYMEX spot price of natural gas of $3.57, or a ratio of 27 to 1. We will continue to target increases in our oil volumes in 2013 due to the value of oil in relation to the value of natural gas, but we also expect volumes of natural gas to decline with less capital focus in this area. Growth in our revenue will largely be impacted by our ability to grow our oil volumes with sustained current prices of oil.

Realized and unrealized gains or losses on financial derivatives.  We record realized and unrealized gains or losses due to changes in the fair value of our derivative contracts based on forward commodity prices relative to the prices in the underlying contracts. During the quarter and six months ended June 30, 2013, we recorded $166 million and $35 million of derivative losses compared to derivative gains of $346 million and $422 million during the combined (successor/predecessor) quarterly and year-to-date periods ended June 30, 2012.

Operating Expenses

Transportation costs.  Transportation costs for the quarterly periods ended June 30, 2013 and 2012 (successor) were $24 million and $9 million, and for the predecessor period from April 1 to May 24, 2012 were $20 million (including approximately $6 million of transportation costs related to divested assets).   For the year-to-date periods ended June 30, 2013 and 2012 (successor), transportation costs were $46 million and $9 million and for the predecessor period from January 1 to May 24, 2012 were $45 million (including $18 million of transportation costs related to divested assets).  Total transportation costs (excluding amounts related to the divested assets) in 2013 compared to same periods in 2012 remained relatively flat for the quarter ended June 30, 2013 and increased for the six months ended June 30, 2013 due to oil transportation costs associated with our Eagle Ford play as a result of our production growth in that area.

Lease Operating Expense.  Lease operating expense for the quarterly periods ended June 30, 2013 and 2012 (successor) were $51 million and $15 million and for the predecessor period from April 1 to May 24, 2012 were $34 million (including approximately $11 million of lease operating expenses related to divested assets).  For the year-to-date periods ended June 30, 2013 and 2012 (successor), lease operating expenses were $98 million and $15 million and for the predecessor period from January 1 to May 24, 2012 were $96 million (including approximately $31 million related to divested assets).  Lease operating expenses for the combined (successor/predecessor) increased in 2013 over 2012 due to increased equipment and chemical costs in our Eagle Ford play and higher maintenance, repair and power costs.

General and administrative expenses.  General and administrative expenses for the quarter and six months ended June 30, 2013 decreased $181 million and $165 million compared to the combined (successor/predecessor) quarterly and year-to-date periods ended June 30, 2012. The decrease is primarily due to transition and restructuring costs of $183 million recorded in 2012 as a result of the Acquisition offset by an increase of $10 million in management consulting and advisory service charges reflected for the six months ended June 30, 2013 compared to the successor period from May 25, 2012 to June 30, 2012. Prior to the Acquisition, El Paso allocated general and administrative costs to us based on the estimated level of resources devoted to our operations and the relative size of our earnings before interest and taxes, gross property and payroll.

Depreciation, depletion and amortization expense.  Our depreciation, depletion and amortization costs increased in 2013 compared with 2012 due to the ongoing development of higher cost oil programs (e.g. Eagle Ford and Wolfcamp). Our average depreciation, depletion and amortization costs per unit for the quarters and six months ended June 30 were:

	Quarterly Periods			Year-to-Date Periods
	2013	2012		2013	2012
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Quarter ended June 30	Quarter ended June 30	April 1 to May 24	Six months ended June 30	March 23 (inception) to June 30	January 1 to May 24
Depreciation, depletion and amortization ($/Boe)(1)	$18.30	$6.74	$15.77	$17.15	$6.74	$15.62

(1)                   Includes $0.19 per Boe for the quarter ended June 30, 2013 and $0.24 per Boe for the successor quarter ended June 30, 2012 and $0.27 per Boe for the predecessor period from April 1 to May 24, 2012 related to accretion expense on asset retirement obligations.  Includes $0.18 per Boe for the six months ended June 30, 2013, $0.24 per Boe for the successor period from March 23 (inception to June 30, 2012 and $0.26 for the predecessor period from January 1 to May 24, 2012 related to accretion expense on asset retirement obligations.

Impairments/Ceiling test charges.  We apply the successful efforts method of accounting and evaluate capitalized costs related to proved properties at least annually or upon a triggering event to determine if impairment of such properties is necessary.  During the quarter and six months ended June 30, 2013, we recorded an impairment of approximately $10 million to our oil and natural gas properties in Brazil based on our entry into a Quota Purchase Agreement for these assets in July of 2013.  Forward commodity prices can play a significant role in determining impairments. Considering the significant amount of fair value allocated to our oil and natural gas properties in conjunction with the Acquisition, sustained lower oil and natural gas prices from present levels could result in an impairment of the carrying value of our proved properties in the future.

The predecessor used the full cost method of accounting.  Under this method of accounting, the predecessor conducted quarterly ceiling tests of capitalized costs in each of the full cost pools. During the predecessor period from January 1, 2012 to May 24, 2012, we recorded non-cash charges of approximately $62 million as a result of our decision to end exploration activities in Egypt. In June of 2012, we sold all our interests in Egypt.

Exploration expense.  For the quarter and six months ended June 30, 2013, we recorded $13 million and $27 million of exploration expense compared to $6 million for the quarterly and year-to-date periods ended June 30, 2012 of the Successor as a result of applying the successful efforts method of accounting following the Acquisition. Prior to the Acquisition, exploration costs were capitalized under full cost accounting. Included in exploration expense for the quarter and six months ended June 30, 2013 is $11 million and $23 million of amortization of unproved property costs.

Taxes, other than income taxes.  Taxes, other than income taxes for the quarterly periods ended June 30, 2013 and 2012 (successor) were $17 million and $10 million, and for the predecessor period from April 1 to May 24, 2012 were $17 million (including approximately $3 million of taxes, other than income taxes related to divested assets).  For the year-to-date periods ended June 30, 2013 and 2012 (Successor), taxes, other than income taxes, were $43 million and $10 million, and for the predecessor period from January 1 to May 24, 2012 were $45 million (including approximately $9 million of taxes, other than income taxes related to divested assets).  Taxes, other than income taxes for the combined (successor/predecessor) results were favorable in 2013 compared with 2012 due primarily to recording a reduction in sales and use taxes of $13 million in the second quarter of 2013 associated with settling the remaining Texas sales and use tax audit for $3 million, including penalties and fees.

Cash Operating Costs and Adjusted Cash Operating Costs.  We monitor cash operating costs required to produce our oil and natural gas. Cash operating costs is a non-GAAP measure calculated on a per Boe basis and includes total operating expenses less depreciation, depletion and amortization expense, transportation costs, exploration expense, natural gas purchases, impairments and ceiling test charges and other expenses. Adjusted cash operating costs is a non-GAAP measure and is defined as cash operating costs less transition and restructuring costs, advisory fees paid to Sponsors and non-cash compensation expense. Cash operating costs and adjusted cash operating costs per unit are a valuable measure of operating performance and efficiency; however, these measures may not be comparable to similarly titled measures used by other companies. The table below represents a reconciliation of our cash operating costs and adjusted cash operating costs to operating expenses for the quarterly and year-to-date periods ended June 30:

	Quarterly Periods
	2013		2012
	Successor		Successor		Predecessor
	Quarter ended June 30		Quarter ended June 30		April 1 to May 24
	Total	Per Unit (1)	Total	Per Unit (1)	Total	Per Unit (1)
	(In millions, except per unit costs)
Total operating expenses	$330	$40.81	$279	$71.25	$220	$29.35
Depreciation, depletion and amortization	(149)	(18.30)	(26)	(6.74)	(118)	(15.77)
Transportation costs	(24)	(2.95)	(9)	(2.36)	(20)	(2.68)
Exploration expense	(13)	(1.73)	(6)	(1.38)	—	—
Natural gas purchases	(8)	(1.06)	(4)	(1.03)	—	—
Impairments	(10)	(1.23)	(1)	(0.26)	—	—
Other	—	—	—	—	1	0.07
Total cash operating costs	126	15.54	233	59.48	83	10.97

Transition/restructuring costs and non-cash compensation expense(2)	(13)	(1.63)	(192)	(48.99)	(8)	(1.07)
Total adjusted cash operating costs and adjusted per-unit cash costs(2)	$113	$13.91	$41	$10.49	$75	$9.90
Total equivalent volumes (MBoe)(3)	8,095		3,915		7,498

	Year-to-Date Periods
	2013		2012
	Successor		Successor		Predecessor
	Six months ended June 30		March 23 (inception) to June 30		January 1 to May 24
	Total	Per Unit (1)	Total	Per Unit (1)	Total	Per Unit (1)
	(In millions, except per unit costs)
Total continuing operating expenses	$629	$38.96	$279	$71.25	$642	$31.48
Depreciation, depletion and amortization	(277)	(17.15)	(26)	(6.74)	(319)	(15.62)
Transportation costs	(46)	(2.83)	(9)	(2.36)	(45)	(2.22)
Exploration expense	(27)	(1.69)	(6)	(1.38)	—	—
Natural gas purchases	(10)	(0.63)	(4)	(1.03)	—	—
Impairments/Ceiling test charges	(10)	(0.61)	(1)	(0.26)	(62)	(3.02)
Total continuing cash operating costs	259	16.05	233	59.48	216	10.62

Transition/restructuring costs and non-cash compensation expense(2)	(35)	(2.19)	(192)	(48.99)	(11)	(0.56)
Total adjusted cash operating costs and adjusted per-unit cash costs(2)	$224	$13.86	$41	$10.49	$205	$10.06
Total equivalent volumes (MBoe)(3)	16,133		3,915		20,408

(1)    Per unit costs are based on actual total amounts rather than the rounded totals presented.

(2)    Includes transition and severance costs of $5 million, $7 million of advisory fees paid to Sponsors, and $1 million of non-cash compensation expense for the quarter ended June 30, 2013 and $178 million of transition and severance costs, $3 million of advisory fees paid to Sponsors and $11 million of non-cash compensation expense for the quarter ended June 30, 2012. The period from April 1 to May 24, 2012 includes $5 million of severance costs and $3 million of non-cash compensation expense. The six months ended June 30, 2013 include $8 million of severance costs, $13 million of advisory fees paid to Sponsors, and $14 million of non-cash compensation expense. The period from March 23 (inception) to June 30, 2012 includes $178 million of transition and severance costs, $2 million of advisory fees paid to Sponsors and $11 million of non-cash compensation expense. The period from January 1 to May 24, 2012 includes $5 million of severance costs and $6 million of non-cash compensation expense.

(3)    Excludes volumes and costs associated with Four Star.

The table below displays the average cash operating costs and adjusted cash operating costs per equivalent unit:

	Quarterly Periods
	2013	2012
	Successor	Successor	Predecessor
	Quarter ended June 30	Quarter ended June 30	April 1 to May 24

Cash operating costs ($/Boe)
Average lease operating expenses	$6.26	$3.86	$4.47
Average production taxes(1)	3.37	2.11	2.04
Average general and administrative expenses	7.18	53.23	4.20
Average taxes, other than production and income taxes	(1.27)	0.28	0.26

Total cash operating costs	$15.54	$59.48	$10.97
Transition/restructuring costs and non-cash compensation expense	$(1.63)	$(48.99)	$(1.07)
Total adjusted cash operating costs	$13.91	$10.49	$9.90

	Year-to-Date Periods
	2013	2012
	Successor	Successor	Predecessor
	Six months ended June 30	March 23 (inception) to June 30	January 1 to May 24

Cash operating costs ($/Boe)
Average lease operating expenses	$6.07	$3.86	$4.70
Average production taxes(1)	3.17	2.11	1.97
Average general and administrative expenses	7.31	53.23	3.70
Average taxes, other than production and income taxes	(0.50)	0.28	0.25

Total cash operating costs	$16.05	$59.48	$10.62
Transition/restructuring costs and non-cash compensation expense	$(2.19)	$(48.99)	$(0.56)
Total adjusted cash operating costs	$13.86	$10.49	$10.06

(1)       Production taxes include ad valorem and severance taxes which increased during the quarter and six months ended June 30, 2013 primarily due to higher ad valorem taxes associated with our oil producing areas.

Other Income Statement Items.

Interest expense. Interest expense for the quarterly and year-to-date periods ended June 30, 2013 increased $15 million and $95 million compared to the combined (sucessor/predecessor) quarterly and year-to-date periods ended June 30, 2012. The increase was primarily due to the issuance of approximately $4.25 billion of debt related to the Acquisition in May 2012.  Prior to the Acquisition and related financing transactions, interest expense primarily related to borrowings under the predecessor’s $1 billion credit facility in place at that time.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Part I, Item 1, Financial Statements, Note 8.

Liquidity and Capital Resources

Overview.  Our primary sources of liquidity are cash generated by our operations and borrowings under the RBL Facility. Our primary uses of cash are capital expenditures, debt service requirements and working capital requirements. In March 2013, we completed our first semi-annual redetermination increasing the borrowing base of our RBL Facility from $1.8 billion to $2.5 billion. As of June 30, 2013, our available liquidity was approximately $2.0 billion, including approximately $1.7 billion of additional borrowing capacity available under the RBL Facility.

During June 2013, we entered into three separate purchase and sale agreements for the sale of our CBM properties (Raton, Arkoma and Black Warrior basins), the majority of our Arklatex natural gas properties and our natural gas properties in south Texas. In July and August we completed these sales receiving total consideration of approximately $1.3 billion. Initially, we expect to experience lower cash flow from operations than originally planned as a result of these sales, but have used the proceeds from the sales, among other items, to pay down debt and invest incremental capital in our core oil programs to generate higher oil production growth and expand financial returns. Additionally, in anticipation of these asset sales, we received consents from the lenders under our RBL Facility and entered into an agreement that provides that the current borrowing base remain in effect, notwithstanding the consummation of potential asset dispositions until the earlier of (i) 30 days after providing a June 30, 2013 reserve report or (ii) September 1, 2013. We do not anticipate a material reduction in our RBL Facility capacity as a result of this redetermination.

As of June 30, 2013, our long-term debt was approximately $5.0 billion, comprised of $3.1 billion in senior notes due in 2019, 2020 and 2022, $1.15 billion in senior secured term loans with maturity dates in 2018 and 2019, and $785 million outstanding under the RBL Facility expiring in 2017. In July 2013, we made a leveraged distribution of $200 million to our member.  Due to the debt incurred in conjunction with and since the Acquisition, our debt and interest expense is significantly higher than in predecessor periods. However, in conjunction with the recent divestitures, we repaid approximately $785 million of amounts outstanding under our RBL Facility.  We evaluate opportunities where favorable debt markets allow for us to reduce our interest cost.  In May 2013, we repriced our $750 million term loan due 2018 which reduced the specified margin over LIBOR from 4.00% to 2.75%, and reduced the minimum LIBOR floor from 1.00 % to 0.75% over the remaining life of the term loan. For additional details on our long-term debt, see Part I Item 1, Note 7.

We believe we have sufficient liquidity for the foreseeable future from our cash flows from operations, combined with availability under the RBL Facility and available cash, to fund our 2013 capital program current obligations and projected working capital requirements.  Our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the RBL Facility, (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all on the occurrence of certain events, such as a change of control, or (iii) obtain additional capital if required on acceptable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on prevailing economic conditions many of which are beyond our control.  To the extent possible, we have attempted to mitigate certain of these risks (e.g. by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to take additional future actions if necessary to address further changes in the financial or commodity markets.

Overview of Cash Flow Activities.  For the six months ended June 30, our cash flows from operations including continuing and discontinued activities are summarized as follows (in millions):

	Successor		Predecessor
	Six Months ended June 30, 2013	March 23 (Inception) to June 30, 2012	January 1 to May 24, 2012

Cash Flow from Operations
Operating activities
Net income (loss)	$103	$(150)	$178
Impairments/Ceiling test charges	10	1	62
Other income adjustments	380	48	537
Change in other assets and liabilities	(43)	9	(197)
Total cash flow from operations	$450	$(92)	$580

Other Cash Inflows
Investing activities
Net proceeds from the sale of assets	10	22	9

Financing activities
Proceeds from long-term debt	985	4,323	215
Contributions	—	3,300	960
	985	7,623	1,175
Total cash inflows	$995	$7,645	$1,184

Cash Outflows
Investing activities
Capital expenditures	$914	$150	$636
Cash paid for acquisitions	2	7,126	1
	$916	$7,276	$637
Financing activities
Repayment of long-term debt	305	80	1,065
Debt issuance costs	4	142	—
	309	222	1,065
Total cash outflows	$1,225	$7,498	$1,702
Net change in cash and cash equivalents	$220	$55	$62

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

Commodity Price Risk

The table below presents the hypothetical sensitivity of our commodity-based price risk management activities to changes in fair values arising from immediate selected potential changes in oil and natural gas prices, discount rates and credit rates at June 30, 2013:

		Oil and Natural Gas Derivative Instruments
		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
	(in millions)
Price impact(1)	$179	$(158)	$(337)	$504	$325

		Oil and Natural Gas Derivative Instruments
		1 Percent Increase		1 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
	(in millions)
Discount rate(2)	$179	$176	$(3)	$182	$3
Credit rate(3)	$179	$177	$(2)	$180	$1

(1)	Presents the hypothetical sensitivity of our commodity-based derivative instruments to changes in fair values arising from changes in oil and natural gas prices.
(2)	Presents the hypothetical sensitivity of our commodity-based derivative instruments to changes in the discount rates we used to determine the fair value of our derivatives.
(3)	Presents the hypothetical sensitivity of our commodity-based derivative instruments to changes in credit risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is accurate, complete and timely. Our management, including our CEO and our CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in EP Energy LLC’s internal control over financial reporting during the first six months of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EP ENERGY LLC

Date: August 14, 2013	/s/ Dane E. Whitehead
Dane E. Whitehead
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2013	/s/ Francis C. Olmsted III
Francis C. Olmsted III
Vice President and Controller
(Principal Accounting Officer)

EP ENERGY LLC

EXHIBIT INDEX

Each exhibit identified below is filed as part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description

2.1

Purchase and Sale Agreement, dated as of June 9, 2013, by and among EP Energy E&P Company, L.P., EPE Nominee Corp. and Atlas Resource Partners, L.P. (Exhibit 2.1 to our Form 8-K, filed with the SEC on June 13, 2013).

10.1

Amendment No. 2, dated as of May 2, 2013, to the Term Loan Agreement, dated as of April 24, 2012, among EP Energy LLC, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (Exhibit 10.1 to our Form 8-K, filed with the SEC on May 28, 2013).

10.2

Joinder Agreement, dated as of May 2, 2013, among Citibank, N.A., as Additional Tranche B-3 Lender, EP Energy LLC and Citibank, N.A., as administrative agent (Exhibit 10.2 to our Form 8-K, filed with the SEC on May 28, 2013).

*10.3

Consent and Agreement to Credit Agreement, dated as of June 7, 2013, among EPE Holdings LLC, EP Energy LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

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