Form 10-Q
period 2016-06-30
EP Energy LLC
filed 2016-08-04
CIK 1555082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating revenues
Oil	$165	$307	$294	$536
Natural gas	25	46	67	94
NGLs	15	15	26	28
Financial derivatives	(105)	(179)	(63)	24
Total operating revenues	100	189	324	682

Operating expenses
Oil and natural gas purchases	3	8	7	15
Transportation costs	24	25	54	52
Lease operating expense	38	47	80	94
General and administrative	32	35	70	82
Depreciation, depletion and amortization	97	253	210	477
Gain on sale of assets	(82)	—	(82)	—
Exploration and other expense	1	6	2	12
Taxes, other than income taxes	14	23	28	45
Total operating expenses	127	397	369	777

Operating loss	(27)	(208)	(45)	(95)
Gain (loss) on extinguishment of debt	162	(41)	358	(41)
Interest expense	(73)	(81)	(157)	(165)
Income (loss) before income taxes	62	(330)	156	(301)
Income tax benefit	—	(120)	—	(110)
Net income (loss)	$62	$(210)	$156	$(191)

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$36	$24
Accounts receivable
Customer, net of allowance of $1 in 2016 and 2015	121	189
Other, net of allowance of $1 in 2016 and 2015	9	12
Materials and supplies	22	24
Derivative instruments	294	694
Assets held for sale	—	344
Prepaid assets	4	5
Total current assets	486	1,292
Property, plant and equipment, at cost
Oil and natural gas properties	6,934	6,721
Other property, plant and equipment	83	80
	7,017	6,801
Less accumulated depreciation, depletion and amortization	2,563	2,374
Total property, plant and equipment, net	4,454	4,427
Other assets
Derivative instruments	44	85
Unamortized debt issue costs - revolving credit facility	14	23
Other	1	1
	59	109
Total assets	$4,999	$5,828

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current liabilities
Accounts payable
Trade	$60	$69
Other	118	164
Income tax payable to parent	6	6
Derivative instruments	1	—
Accrued interest	37	47
Asset retirement obligations	1	1
Liabilities related to assets held for sale	—	24
Short-term debt, net of debt issue costs	53	—
Other accrued liabilities	29	46
Total current liabilities	305	357

Long-term debt, net of debt issue costs	3,876	4,812
Other long-term liabilities
Derivative instruments	—	8
Asset retirement obligations	39	37
Other	8	6
Total non-current liabilities	3,923	4,863

Commitments and contingencies (Note 7)
Member’s equity	771	608
Total liabilities and equity	$4,999	$5,828

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$156	$(191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	210	477
Gain on sale of assets	(82)	—
Deferred income tax benefit	—	(115)
(Gain) loss on extinguishment of debt	(358)	41
Other	17	27
Asset and liability changes		1
Accounts receivable	86	30
Accounts payable	(32)	(87)
Derivative instruments	434	370
Accrued interest	(10)	(4)
Other asset changes	3	—
Other liability changes	(21)	(6)
Net cash provided by operating activities	403	542

Cash flows from investing activities
Cash paid for capital expenditures	(258)	(804)
Proceeds from the sale of assets	390	—
Other	—	1
Net cash provided by (used in) investing activities	132	(803)

Cash flows from financing activities
Proceeds from issuance of long-term debt	575	1,465
Repayments and repurchases of long-term debt	(1,097)	(1,199)
Contribution from parent	—	20
Debt issuance costs	(1)	(19)
Net cash (used in) provided by financing activities	(523)	267

Change in cash and cash equivalents	12	6
Cash and cash equivalents
Beginning of period	24	21
End of period	$36	$27

See accompanying notes

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)
(Unaudited)

Total Member’s Equity
Balance at December 31, 2015	$608
Share-based compensation	9
Distribution to parent	(2)
Net income	156
Balance at June 30, 2016	$771

See accompanying notes.

EP ENERGY LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC) and in accordance with United States generally accepted accounting principles (U.S. GAAP) as it applies to interim financial statements. Because this is an interim period report presented using a condensed format, it does not include all of the disclosures required by U.S. GAAP and should be read along with our 2015 Annual Report on Form  10-K. The condensed consolidated financial statements as of June 30, 2016 and 2015 are unaudited. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated balance sheet included in our 2015 Annual Report on Form 10-K.  In our opinion, all adjustments which are of a normal, recurring nature are reflected to fairly present these interim period results. The results for any interim period are not necessarily indicative of the expected results for the entire year.
Significant Accounting Policies
There were no changes in significant accounting policies as described in the 2015 Annual Report on Form 10-K.
New Accounting Pronouncements Issued But Not Yet Adopted
The following accounting standards have been issued but not yet adopted as of June 30, 2016.
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

Leases.  In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  Adoption of this standard is required beginning in the first quarter of 2019 and early adoption is allowed.  We are evaluating the impact this update will have in our financial statements.

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

2. Divestitures

In May 2016, we completed the sale of our assets located in the Haynesville and Bossier shales for approximately $420 million (net cash proceeds of $390 million after customary adjustments). We recorded a gain on the sale of approximately $83 million, with the buyer also assuming a transportation commitment totaling $106 million. We classified the assets and liabilities associated with the assets sold as held for sale on our consolidated balance sheet as of December 31, 2015.
Summarized operating results and financial position data of our assets held for sale were as follows (in millions):

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating revenues	$6	$17	$26	$36

Operating expenses
Transportation costs	2	5	7	11
Lease operating expense	—	1	1	3
Depreciation, depletion and amortization	—	7	16	13
Other expense	1	4	5	6
Total operating expenses	3	17	29	33
Gain on sale of assets	83	—	83	—
Income before income taxes	$86	$—	$80	$3

December 31, 2015
Assets
Current assets	$16
Property, plant and equipment, net	328
Total assets held for sale	$344

Liabilities
Accounts payable	$17
Other current liabilities	4
Asset retirement obligations	3
Total liabilities related to assets held for sale	$24

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

For the quarter and six months ended June 30, 2016, our effective tax rates were 0%. Our effective tax rates differed from the statutory rate as a result of adjustments to the valuation allowance on our deferred tax assets which offset deferred income tax expense by $24 million and $59 million for the quarter and six months ended June 30, 2016, respectively. We evaluate the realization of our deferred tax assets and record a valuation allowance after considering cumulative book losses, the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of our taxable jurisdictions. Based upon the evaluation of the available evidence, we maintained a valuation allowance against our net deferred tax assets of $380 million as of June 30, 2016.

Our effective tax rate for the quarter and six months ended June 30, 2015 was relatively consistent with the statutory tax rate. Our effective tax rates in 2015 were primarily impacted by the effects of state income taxes (net of federal income tax effects).

Other. The Company's and certain subsidiaries' income tax years remain open and subject to examination by both federal and state tax authorities. Our parent's, EPE Acquisition LLC, 2013 U.S. tax return is under examination by the IRS.

4. Fair Value Measurements

We use various methods to determine the fair values of our financial instruments. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair value of our financial instruments into three levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value.  As of June 30, 2016 and December 31, 2015, all derivative financial instruments were classified as Level 2. Our assessment of the level of an instrument can change over time based on the maturity or liquidity of the instrument.

The following table presents the carrying amounts and estimated fair values of our financial instruments:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions )
Short-term debt	$54	$34	$—	$—

Long-term debt (see Note 6)	$3,916	$3,041	$4,869	$3,379

Derivative instruments	$337	$337	$771	$771

As of June 30, 2016 and December 31, 2015, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable represent fair value because of the short-term nature of these instruments. We hold long-term debt obligations with various terms. We estimated the fair value of debt (representing a Level 2 fair value measurement) primarily based on quoted market prices for the same or similar issuances, including consideration of our credit risk.
Oil, Natural Gas and NGLs Derivative Instruments.  We attempt to mitigate a portion of our commodity price risk and stabilize cash flows associated with forecasted sales of oil, natural gas and NGLs through the use of financial derivatives.  As of June 30, 2016, we had fixed price derivative contracts for 21 MMBbls (8 MMBbls of 2016 fixed price swap positions and 13 MMBbls of 2017 fixed price swap positions) of oil. In addition, as of June 30, 2016 we had derivative contracts that offset positions on 0.4 MMBbls of 2016 oil fixed price swaps. As of December 31, 2015, we had fixed price derivative contracts for 23 MMBbls of oil.  As of June 30, 2016 and December 31, 2015, we also had derivative contracts on 11 TBtu of natural gas and 8 MMGal of propane and 7 TBtu of natural gas and 15 MMGal of propane, respectively. In addition, we have derivative contracts related to locational basis differences and/or timing of physical settlement prices on our oil production. None of our derivative contracts are designated as accounting hedges.
The following table presents the fair value associated with our derivative financial instruments as of June 30, 2016 and December 31, 2015. All of our derivative instruments are subject to master netting arrangements which provide for the unconditional right of offset for all derivative assets and liabilities with a given counterparty in the event of default. We present assets and liabilities related to these instruments in our balance sheets as either current or non-current assets or liabilities based on their anticipated settlement date, net of the impact of master netting agreements.  On derivative contracts recorded as assets in the table below, we are exposed to the risk that our counterparties may not perform.

	Level 2
	Derivative Assets				Derivative Liabilities
	Gross Fair Value		Balance Sheet Location		Gross Fair Value		Balance Sheet Location
		Impact of Netting	Current	Non- current		Impact of Netting	Current	Non- current
		(in millions)				(in millions)
June 30, 2016
Derivative instruments	$362	$(24)	$294	$44	$(25)	$24	$(1)	$—

December 31, 2015
Derivative instruments	$795	$(16)	$694	$85	$(24)	$16	$—	$(8)
For the quarters ended June 30, 2016 and 2015, we recorded derivative losses of $105 million and $179 million, respectively, on our oil, natural gas and NGLs financial derivative instruments. For the six months ended June 30, 2016 and 2015, we recorded a derivative loss of $63 million and a derivative gain of $24 million, respectively. Derivative gains and losses on our oil, natural gas and NGLs financial derivative instruments are recorded in operating revenues in our consolidated statement of income. In June 2016, we exchanged LLS fixed price swaps on our 2016 oil positions for 7.7 MMBbls of WTI three way collars in 2017. The exchange was non-cash and no gain or loss was recognized on the transaction.
Interest Rate Derivative Instruments.  We have interest rate swaps with a notional amount of $600 million that extend through March 2017 and are intended to reduce variable interest rate risk. As of June 30, 2016, we had a net liability of $1 million and as of December 31, 2015, we had a net asset of $1 million related to interest rate derivative instruments included on our consolidated balance sheets.  For both of the quarters ended June 30, 2016 and 2015, we recorded $1 million of interest expense related to the change in fair market value and cash settlements of our interest rate derivative instruments. For the six months ended June 30, 2016 and 2015, we recorded $3 million and $5 million of interest expense, respectively, related to the change in fair market value and cash settlements of our interest rate derivative instruments.
5.  Property, Plant and Equipment

Oil and Natural Gas Properties.  As of June 30, 2016 and December 31, 2015, we had approximately $4.4 billion for both periods of total property, plant, and equipment, net of accumulated depreciation, depletion and amortization on our consolidated balance sheets, substantially all of which relates to proved and unproved oil and natural gas properties.
Our capitalized costs related to proved and unproved oil and natural gas properties by area were as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Proved
Eagle Ford	$2,938	$2,833
Wolfcamp	2,255	2,174
Altamont	1,591	1,553
Total Proved	6,784	6,560
Unproved
Wolfcamp	95	97
Altamont	56	64
Total Unproved	151	161
Less accumulated depletion	2,519	2,335
Net capitalized costs for oil and natural gas properties	$4,416	$4,386
During the six months ended June 30, 2016, we transferred approximately $7 million from unproved properties to proved properties. For the quarters ended June 30, 2016 and 2015, we recorded less than $1 million and $4 million, respectively, of amortization of unproved leasehold costs in exploration expense in our consolidated statement of income. For the six months ended June 30, 2016 and 2015, we recorded less than $1 million and $8 million, respectively, of amortization of unproved leasehold costs. Suspended well costs were not material as of June 30, 2016 or December 31, 2015.
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
Commodity prices have a significant impact on our impairment assessments. While forward commodity price changes as of June 30, 2016 did not result in any impairment charges of our proved or unproved property costs during the quarter, future commodity price declines may cause changes to our future capital, production rates, levels of proved reserves and development plans, which may result in an impairment of the carrying value of our proved and/or unproved properties in the future.
Leasehold acquisition costs associated with non-producing or unproved areas are assessed for impairment based on our estimated drilling plans and capital expenditures relative to potential lease expirations. Generally, economic recovery of unproved reserves in such areas is not yet supported by actual production or conclusive formation tests, but may be confirmed by continuing exploration and development activities.  Our ability to retain our leases and thus recover our non-producing leasehold costs will be dependent upon a number of factors including our levels of drilling activity, which may include drilling the acreage on our own behalf or jointly with partners, or our ability to modify or extend our leases. Should oil prices not justify sufficient capital allocation to the continued development of properties where we have these non-producing leasehold costs, we could incur impairment charges of our unproved property costs. In May 2016, we amended our Wolfcamp development agreement with the University Lands to provide flexibility to extend the time frame to hold our acreage by nearly four years to the end of 2021, with an increase in annual well completion requirements from six wells per year to 34, 55 and 55 wells per year in 2016, 2017 and 2018, respectively. Currently, we have the intent and believe we have the ability to fulfill our annual Wolfcamp drilling commitment and/or develop our unproved areas prior to having to relinquish any associated leases.
Asset Retirement Obligations.  We have legal asset retirement obligations associated with the retirement of our oil and natural gas wells and related infrastructure. We settle these obligations when production on those wells is exhausted, when we no longer plan to use them or when we abandon them. We accrue these obligations when we can estimate the timing and amount of their settlement.
In estimating the liability associated with our asset retirement obligations, we utilize several assumptions, including a credit-adjusted risk-free rate between 7-9 percent on a significant portion of our obligations and a projected inflation rate of 2.5 percent.  Changes in estimates represent changes to the expected amount and timing of payments to settle our asset retirement obligations. Typically, these changes result from obtaining new information about the timing of our obligations to plug and abandon oil and natural gas wells and the costs to do so. The net asset retirement liability as of June 30, 2016 on our consolidated balance sheet in other current and non-current liabilities and the changes in the net liability from January 1 through June 30, 2016 were as follows:

2016
(in millions)
Net asset retirement liability at January 1	$38
Accretion expense	2
Net asset retirement liability at June 30	$40
Capitalized Interest.  Interest expense is reflected in our financial statements net of capitalized interest.  We capitalize interest primarily on the costs associated with drilling and completing wells until production begins. The interest rate used is the weighted average interest rate of our outstanding borrowings. Capitalized interest for the quarter and six months ended June 30, 2016 was less than $1 million and approximately $2 million, respectively. Capitalized interest for the quarter and six months ended June 30, 2015 was approximately $5 million and $9 million, respectively.

6. Long-Term Debt
Listed below are our debt obligations as of the periods presented:

	Interest Rate	June 30, 2016	December 31, 2015
		(in millions)
RBL credit facility - due May 24, 2019(1)	Variable	$910	$1,072
Senior secured term loan - due May 24, 2018(2)(4)	Variable	467	497
Senior secured term loan - due April 30, 2019(3)(4)	Variable	142	150
Senior unsecured notes - due May 1, 2020	9.375%	1,596	2,000
Senior unsecured notes - due September 1, 2022	7.75%	250	350
Senior unsecured notes - due June 15, 2023	6.375%	551	800
Total long-term debt		3,916	4,869
Less unamortized debt issue costs		(40)	(57)
Total long-term debt, net		3,876	4,812
Short-term debt, net of debt issue costs		53	—
Total debt		$3,929	$4,812

(1)	The RBL Facility (as defined below) carries interest at a specified margin over LIBOR of 2.50% to 3.50%, based on borrowing utilization.
(2)The term loan was issued at 99% of par and carries interest at a specified margin over the LIBOR of 2.75%, with a minimum LIBOR floor of 0.75%.  As of
June 30, 2016 and December 31, 2015, the effective interest rate of the term loan was 3.50%.

(3)
The term loan carries interest at a specified margin over the LIBOR of 3.50%, with a minimum LIBOR floor of 1.00%.  As of June 30, 2016 and December 31, 2015, the effective interest rate for the term loan was 4.50%.

(4)The term loans are secured by a second priority lien on all of the collateral securing the RBL Facility, and effectively rank junior to any existing and future first lien secured indebtedness of the Company.

During the six months ended June 30, 2016, we paid approximately $360 million in cash to repurchase a total of approximately $737 million in aggregate principal amount of our senior unsecured notes and term loans which resulted in a gain on extinguishment of debt of approximately $170 million and $366 million for the quarter and six months ended June 30, 2016 (including $5 million and $11 million, respectively, of non-cash expense related to eliminating associated unamortized debt issue costs).  For both the quarter and six months ended June 30, 2016, we also recorded a loss on extinguishment of debt of approximately $8 million related to eliminating a portion of the unamortized debt issue costs due to the reduction of our RBL borrowing base in May 2016.

Subsequent to June 30, 2016, we repurchased an additional $54 million of our senior unsecured notes for approximately $34 million in cash. We classified the principal amount of this additional long-term debt repurchased as short-term debt on our consolidated balance sheet as of June 30, 2016.

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

Unamortized Debt Issue Costs. As of June 30, 2016 and December 31, 2015, we had total unamortized debt issue costs of $55 million and $80 million. Of these amounts, $14 million and $23 million, respectively, are associated with our Reserve-Based Loan facility (RBL Facility) and $41 million ($1 million of which is classified as short-term) and $57 million, respectively, are associated with our senior secured term loans and senior notes. During the quarter and six months ended June 30, 2016, we expensed approximately $13 million and $19 million, respectively, in conjunction with the repurchase of a portion of our senior unsecured notes and term loans and the reduction of our RBL borrowing base. During both of the quarters ended June 30, 2016 and 2015, we amortized $4 million of deferred financing costs into interest expense.  For each of the six months ended June 30, 2016 and 2015, amortization of deferred financing costs was $8 million and $10 million, respectively.

Reserve-based Loan Facility. We have a reserve-based credit facility in place which allows us to borrow funds or issue letters of credit. The RBL Facility is collateralized by certain of our oil and natural gas properties and has a borrowing base subject to semi-annual redetermination.  In May 2016, we completed our semi-annual redetermination, and the borrowing base of our RBL Facility was reduced to $1.65 billion, reflecting significantly lower bank commodity price forecasts, the sale of our Haynesville assets and the roll-off of certain hedge positions. Our next redetermination date is in November 2016. Downward revisions of our oil and natural gas reserves as a result of declines in commodity prices, performance revisions, or sales of assets, or the incurrence of certain types of additional debt, among other items, could cause a further reduction of our borrowing base which could negatively impact our borrowing capacity under the RBL Facility in the future.
The maturity of our RBL Facility is in May 2019, provided that we retire or refinance our 2018 and 2019 secured notes and term loans (collectively, the "second lien debt") at least six months prior to their maturity. In the second quarter of 2015, we repurchased all of our senior secured notes due in 2019. We will be required to retire or refinance remaining amounts outstanding under our (i) $500 million senior secured term loans due 2018 by November 2017 and our (ii) $150 million senior secured term loans due 2019 by November 2018.If we do not retire or refinance these term loans on either of these respective dates, our RBL Facility will mature at that time.
As of June 30, 2016, we had $706 million of available capacity remaining with approximately $34 million of letters of credit issued and approximately $910 million outstanding under the facility.
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
Restrictive Provisions/Covenants.  The availability of borrowings under our credit agreements and our ability to incur additional indebtedness is subject to various financial and non-financial covenants and restrictions. At June 30, 2016 we were in compliance with all of our debt covenants. In conjunction with our RBL Facility redetermination in May 2016, we amended certain covenants, the most significant of which suspended the requirement that our debt to EBITDAX ratio, as defined in the credit agreement, not exceed 4.5 to 1.0 and replaced it with a requirement that our ratio of first lien debt to EBITDAX not exceed 3.5 to 1.0. The 4.5 to 1.0 debt to EBITDAX requirement will be reinstated beginning in April 2018. As part of the amendment, we also agreed to limit debt repurchases occurring after the redetermination to $350 million subject to certain future adjustments.

7. Commitments and Contingencies

Legal Matters

We and our subsidiaries and affiliates are parties to various legal actions and claims that arise in the ordinary course of our business. For each matter, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of our current matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure and adjust our accruals accordingly, and these adjustments could be material. As of June 30, 2016, we had approximately $2 million accrued for all outstanding legal matters.
Indemnifications and Other Matters. We periodically enter into indemnification arrangements as part of the divestitures of assets or businesses.  These arrangements include, but are not limited to, indemnifications for income taxes, the resolution of existing disputes, environmental and other contingent matters. In addition, under various laws or regulations, we could be subject to the imposition of certain liabilities. For example, the recent decline in commodity prices has created an environment where there is an increased risk that owners and/or operators of assets previously purchased from us may no longer be able to satisfy plugging and abandonment obligations that attach to such assets. In that event, under various laws or regulations, we could be required to assume these plugging or abandonment obligations on assets no longer owned or operated by us. As of June 30, 2016, we had approximately $8 million accrued related to these indemnifications and other matters.
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
The environmental laws and regulations to which we are subject also require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2016, we had accrued and had exposure of approximately $1 million for related environmental remediation costs associated with onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts that we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
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
As part of the White House’s Climate Action Plan Strategy to Reduce Methane Emissions, the EPA, the Pipeline and Hazardous Materials Safety Administration (PHMSA) and the Bureau of Land Management (BLM) have recently proposed or finalized new regulations affecting the oil and gas industry. On October 13, 2015, the PHMSA published a proposed rule for oil pipelines, in part requiring inspections in areas affected by natural disasters, expanding use of leak detection systems, and increased use of inline inspection tools. On January 22, 2016, the BLM released a proposed rule for oil and gas facilities on onshore federal and Indian leases to prohibit venting, limit flaring, require leak detection, and allow adjustment of royalty rates for new leases. Although we are examining these proposed regulations, it is uncertain what impact they might have on our operations until they are implemented.
On September 18, 2015, the EPA published several proposed regulations under the Clean Air Act to reduce methane and volatile organic compounds emissions, in part through green completions at oil wells, fugitive emission surveys, limits on pneumatic pumps and controllers, and draft guidelines for controls on equipment in ozone nonattainment areas. These rules were finalized on June 3, 2016 and went into effect August 2, 2016. We are evaluating whether any material capital expenditure will be required for initial and ongoing compliance with these rules.
Air Quality Regulations. The EPA has promulgated various performance and emission standards that mandate air pollutant emission limits and operating requirements for stationary reciprocating internal combustion engines and process equipment.  We do not anticipate material capital expenditures to meet these requirements.
In August 2012, the EPA promulgated additional standards to reduce various air pollutants associated with hydraulic fracturing of natural gas wells and equipment including compressors, storage vessels, and pneumatic valves.  Additional amendments to the new standard were finalized in 2013 and 2014.  We do not anticipate material capital expenditures to meet these requirements.

The EPA has promulgated regulations to require pre-construction permits for minor sources of air emissions in tribal lands.  On September 18, 2015, the EPA proposed a federal implementation plan (FIP), rather than a general permit, to effect these regulations. The FIP was finalized on June 3, 2016, requiring registration of such new and modified minor sources beginning October 3, 2015 and incorporating emission limits and other requirements from six standards under the Clean Air Act for the oil and gas industry. Additionally, the FIP requires an operator to document compliance with the Endangered Species Act and National Historic Preservation Act. This rule could delay pad construction and commencement of drilling if the EPA does not timely provide written confirmation that requisites of the FIP have been met.
Hydraulic Fracturing Regulations. We use hydraulic fracturing extensively in our operations. Various regulations have been adopted and proposed at the federal, state and local levels to regulate hydraulic fracturing operations. These regulations range from banning or substantially limiting hydraulic fracturing operations, requiring disclosure of the hydraulic fracturing fluids and requiring additional permits for the use, recycling and disposal of water used in such operations. In addition, various agencies, including the EPA and Department of Energy are reviewing changes in their regulations to address the environmental impacts of hydraulic fracturing operations. Until such regulations are implemented, it is uncertain what impact they might have on our operations. In March 2015, the BLM published final rules for hydraulic fracturing on federal and certain tribal lands, including use of tanks for recovered water, updated cementing and testing requirements, and disclosure of chemicals used in hydraulic fracturing. Several states and the Ute Indian Tribe filed suit to challenge these rules. On September 30, 2015, a federal court issued a preliminary injunction suspending the rules and, on June 21, 2016, ordered the rules set aside as exceeding the BLM’s authority. The BLM has filed an appeal in the Tenth Circuit Court of Appeals. No material cost is expected for the Company’s 2016 program.
Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Matters. As part of our environmental remediation projects, we are or have received notice that we could be designated as a Potentially Responsible Party (PRP) with respect to one active site under the CERCLA or state equivalents. As of June 30, 2016, we have estimated our share of the remediation costs at this site to be less than $1 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute may be joint and several, meaning that we could be required to pay in excess of our pro-rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the reserve for environmental matters discussed above.
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

8. Long-Term Incentive Compensation

Our long-term incentive (LTI) programs consist of certain equity and liability based compensation awards including restricted stock, stock options and performance units. A summary of the changes in our parent’s non-vested restricted shares for the six months ended June 30, 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2015	3,987,654	$10.98
Granted	4,619,572	$6.10
Vested	(1,177,518)	$11.78
Forfeited	(576,711)	$9.06
Non-vested at June 30, 2016	6,852,997	$7.72

During the first quarter of 2016, our parent granted 83,150 performance units to certain members of EP Energy's management team. Performance units have a target value of $100 per unit; however, the ultimate value of each performance unit will range from zero to $200 depending on the level of total shareholder return (TSR) relative to that of EP Energy’s peer group of companies. The performance units vest in three separate tranches (1 year, 2 year and 3 year calendar periods). For accounting purposes, the performance units are treated as a liability award with the expense recognized on an accelerated basis. The fair value measured at the grant date was approximately $8 million which is subsequently remeasured at the end of each reporting period. As of June 30, 2016, the fair value of these awards (net of forfeitures) was approximately $6 million. The fair value of the performance-based units granted was estimated on the date of grant using a Monte-Carlo simulation for each of three separate performance tranches based on the relative TSR results for each separate tranche period beginning January 1, 2016. The performance units may be settled in either stock or cash at the election of the board of directors of our parent. Assuming such amounts were settled in stock at June 30, 2016, the number of shares that we would issue upon settlement of the 2016 performance unit grants, assuming the awards were vested and relative TSR performance was determined at that date, would be approximately 3.1 million shares.

We record compensation expense on our LTI awards as general and administrative expense over the requisite service period, net of estimates of forfeitures. Pre-tax compensation expense related to all of our parent's LTI awards (both equity and liability based) was approximately $5 million and $10 million for the quarters and six months ended June 30, 2016 and June 30, 2015, respectively. As of June 30, 2016, we had unrecognized compensation expense of $65 million.  We will recognize an additional $13 million related to our outstanding awards during the remainder of 2016, $38 million over the remaining requisite service periods subsequent to 2016 and $14 million upon a specified capital transaction when the right to such amounts becomes non-forfeitable.

9. Related Party Transactions

Affiliate Supply Agreement.  For the six months ended June 30, 2016 and 2015, we recorded approximately $5 million and $44 million, respectively, in capital expenditures for amounts expended under supply agreements entered into with an affiliate of Apollo Management, LLC to provide certain fracturing materials to our Eagle Ford drilling operations. This agreement was terminated effective May 2016.
Taxes. We are party to a tax accrual policy with our parent whereby our parent files U.S. and certain state tax returns on our behalf. At both June 30, 2016 and December 31, 2015, we had federal income tax payable due to parent of $6 million.

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
Our Business

Overview.  We are an independent exploration and production company engaged in the acquisition and development of unconventional onshore oil and natural gas properties in the United States.  We are focused on creating shareholder value through the development of our low-risk drilling inventory located in three core areas:  the Eagle Ford Shale (South Texas), the Wolfcamp Shale (Permian Basin in West Texas) and the Altamont Field in the Uinta Basin (Northeastern Utah).  In May 2016, we completed the sale of our assets located in the Haynesville and Bossier shales for approximately $420 million (net proceeds of $390 million in cash after customary adjustments) and recorded a gain on the sale of approximately $83 million.
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
We attempt to mitigate certain risks by entering into longer term contractual arrangements to control costs and by entering into derivative contracts to stabilize cash flows and reduce the financial impact of unfavorable movements in both commodity prices and locational price differences. Because we apply mark-to-market accounting on our derivative contracts, our reported results of operations and financial position can be impacted significantly by commodity price movements from period to period. Adjustments to our strategy and the decision to enter into new contracts or positions or to alter existing contracts or positions are made based on the goals of the overall company.
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

During the six months ended June 30, 2016, we (i) settled commodity index hedges on approximately 99% of our oil production, 78% of our total liquids production and 17% of our natural gas production at average floor prices of $80.29 per barrel of oil, $0.55 per gallon of NGLs and $4.20 per MMBtu of natural gas, respectively and (ii) hedged basis risk on approximately 99% of our year-to-date Eagle Ford oil production.  To the extent our oil and natural gas production is unhedged, either from a commodity index or locational price perspective, our financial results will be impacted from period to period.  The following table and discussion that follows reflects the contracted volumes and the prices we will receive under derivative contracts we held as of June 30, 2016.

	2016		2017
	Volumes(1)	Average Price(1)	Volumes(1)	Average Price(1)
Oil
Fixed Price Swaps
WTI	4,278	$80.03	4,015	$66.11
LLS	3,495	$81.38	—	$—
Three Way Collars
Ceiling - WTI	—	$—	8,833	$70.37
Floors - WTI(2)	—	$—	8,833	$60.62
Basis Swaps
LLS vs. WTI(3)	1,012	$3.91	—	$—
LLS vs. Brent(4)	—	$—	3,650	$(3.14)
Midland vs. Cushing(5)	368	$(0.83)	1,460	$(0.68)
WTI - CM vs. TM(6)	3,495	$0.29	—	$—
NYMEX Roll(7)	3,680	$(0.84)	—	$—
Natural Gas
Fixed Price Swaps	11	$3.39	—	$—
Propane
Fixed Price Swaps	8	$0.55	—	$—

(1)	Volumes presented are MBbls for oil, TBtu for natural gas and MMGal for propane. Prices presented are per Bbl of oil, MMBtu of natural gas and Gal for propane.

(2)	If market prices settle at or below $46.24 in 2017, we will receive a “locked-in” cash settlement of the market price plus $14.38 per Bbl.

(3)	EP Energy receives WTI plus the basis spread listed and pays LLS.

(4)	EP Energy receives Brent plus the basis spread listed and pays LLS.

(5)	EP Energy receives Cushing plus the basis spread listed and pays Midland.

(6)	EP Energy receives WTI trade month (TM) plus the spread listed and pays WTI calendar month (CM).

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

     Included in the table above are 7.7 MMBbls of 2017 WTI three way collars that we exchanged in the second quarter for existing LLS fixed price swaps on our 2016 oil positions. The exchange was non-cash and no gain or loss was recognized on the transaction. In addition to the derivative contracts presented in the table above, during 2016 we have entered into contracts offsetting 368 MBbls of 2016 LLS fixed price swaps, 1,104 MBbls of 2016 LLS vs. Brent basis swaps and 4,785 MBbls of 2016 WTI - CM vs. TM of our remaining derivative contracts. By entering into these offsetting positions, we effectively “locked-in” additional net cash settlements of approximately $6 million which will be received during the remainder of 2016.
For the period from July 1, 2016 through August 3, 2016, we have entered into additional derivative contracts on approximately 3.7 TBtu of 2017 natural gas fixed price swaps with an average price of $3.13 per MMBtu.
Summary of Liquidity and Capital Resources.  As of June 30, 2016, we had available liquidity, including existing cash, of approximately $745 million reflecting a revised RBL borrowing base of $1.65 billion. During 2016, we have taken a number of steps to maintain or improve our liquidity, strengthen our balance sheet and expand our financial flexibility. These steps have included (i) completing the sale of our Haynesville and Bossier Shale assets in May 2016, (ii) repurchasing over $700 million of our unsecured notes and term loans for cash at a discount (iii) amending certain restrictive debt covenants in our RBL Facility through the first quarter of 2018, and (iv) entering into hedge transactions to provide additional 2017 price protection. See additional details of these transactions in “Liquidity and Capital Resources”.

Production Volumes and Drilling Summary

Production Volumes. Below is an analysis of our production volumes for the six months ended June 30:

	2016	2015
United States (MBoe/d)
Eagle Ford Shale	47.9	57.6
Wolfcamp Shale	18.0	18.5
Altamont	15.9	17.3
Haynesville Shale	12.4	12.2
Other	0.1	0.1
Total	94.3	105.7

Oil (MBbls/d)	47.9	61.7
Natural Gas (MMcf/d)	193	186
NGLs (MBbls/d)	14.2	13.0

•
Eagle Ford Shale—Our Eagle Ford Shale equivalent volumes decreased by 9.7 MBoe/d (approximately 17%) and oil production decreased by 10.0 MBbls/d (25%) for the six months ended June 30, 2016 compared to the same period in 2015.  During the six months ended June 30, 2016, we completed 24 additional operated wells in the Eagle Ford, for a total of 587 net operated wells as of June 30, 2016.

•
Wolfcamp Shale—Our Wolfcamp Shale equivalent volumes decreased 0.5 MBoe/d (approximately 3%) and oil production decreased by 2.4 MBoe/d (approximately 26%) for the six months ended June 30, 2016 compared to the same period in 2015. During the six months ended June 30, 2016, we completed 10 additional operated wells for a total of 247 net operated wells as of June 30, 2016.

•
Altamont—Our Altamont equivalent volumes decreased 1.4 MBoe/d (approximately 8%) for the six months ended June 30, 2016 compared to the same period in 2015. Altamont produced an average of 11.2 MBbls/d of oil during the six months ended June 30, 2016, and we completed an additional four operated oil wells for a total of 371 net operated wells as of June 30, 2016.

•
Haynesville Shale—Our Haynesville Shale equivalent volumes increased 0.2 MMcf/d (approximately 2%) for the six months ended June 30, 2016 compared to the same period ended June 30, 2015. In May 2016, we completed the sale of our Haynesville Shale assets.

Our oil production declines in our Eagle Ford, Wolfcamp and Altamont core areas reflect the slowed pace of development in our drilling programs due to reduced capital spending in the latter part of 2015 and the first half of 2016. Future volumes will be impacted by our levels of capital spending and the timing of that spending. In the current commodity price environment, we could see continued low spending levels which may result in lower reported volumes in the future.

Results of Operations

The information in the table below provides a summary of our financial results.

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues
Oil	$165	$307	$294	$536
Natural gas	25	46	67	94
NGLs	15	15	26	28
Total physical sales	205	368	387	658
Financial derivatives	(105)	(179)	(63)	24
Total operating revenues	100	189	324	682

Operating expenses
Oil and natural gas purchases	3	8	7	15
Transportation costs	24	25	54	52
Lease operating expense	38	47	80	94
General and administrative	32	35	70	82
Depreciation, depletion and amortization	97	253	210	477
Gain on sale of assets	(82)	—	(82)	—
Exploration and other expense	1	6	2	12
Taxes, other than income taxes	14	23	28	45
Total operating expenses	127	397	369	777

Operating loss	(27)	(208)	(45)	(95)
Gain (loss) on extinguishment of debt	162	(41)	358	(41)
Interest expense	(73)	(81)	(157)	(165)
Income (loss) before income taxes	62	(330)	156	(301)
Income tax benefit	—	(120)	—	(110)
Net income (loss)	$62	$(210)	$156	$(191)

Operating Revenues

The table below provides our operating revenues, volumes and prices per unit for the quarters and six months ended June 30, 2016 and 2015. We present (i) average realized prices based on physical sales of oil, natural gas and NGLs as well as (ii) average realized prices inclusive of the impacts of financial derivative settlements and premiums which reflect cash received or paid during the respective period.

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues:
Oil	$165	$307	$294	$536
Natural gas	25	46	67	94
NGLs	15	15	26	28
Total physical sales	205	368	387	658
Financial derivatives	(105)	(179)	(63)	24
Total operating revenues	$100	$189	$324	$682

Volumes:
Oil (MBbls)	4,100	5,766	8,724	11,168
Natural gas (MMcf)	13,954	17,037	35,104	33,665
NGLs (MBbls)	1,265	1,315	2,582	2,359
Equivalent volumes (MBoe)	7,691	9,920	17,157	19,138
Total MBoe/d	84.5	109.0	94.3	105.7

Prices per unit(1):
Oil
Average realized price on physical sales ($/Bbl)(2)	$40.13	$53.17	$33.64	$47.96
Average realized price, including financial derivatives ($/Bbl)(2)(3)	$77.45	$79.18	$74.95	$78.80
Natural gas
Average realized price on physical sales ($/Mcf)(2)	$1.60	$2.20	$1.73	$2.35
Average realized price, including financial derivatives ($/Mcf)(3)	$1.90	$3.68	$1.95	$3.69
NGLs
Average realized price on physical sales ($/Bbl)	$11.90	$11.91	$10.03	$11.96
Average realized price, including financial derivatives ($/Bbl)(3)	$12.06	$13.08	$10.34	$12.72

(1)
Oil prices for the quarter and six months ended June 30, 2016 are calculated including a reduction of less than $1 million and approximately $1 million, respectively, for oil purchases associated with managing our physical sales. Natural gas prices for the quarter and six months ended June 30, 2016 are calculated including a reduction of approximately $3 million and $7 million, respectively, for natural gas purchases associated with managing our physical sales. Natural gas prices for the quarter and six months ended June 30, 2015 are calculated including a reduction of $8 million and $15 million, respectively, for natural gas purchases associated with managing our physical sales.

(2)
Changes in realized oil and natural gas prices reflect the effects of unfavorable unhedged locational or basis differentials, unhedged volumes and contractual deductions between the commodity price index and the actual price at which we sold our oil and natural gas.

(3)
The quarters ended June 30, 2016 and 2015, include approximately $153 million and $150 million of cash received, respectively, for the settlement of crude oil derivative contracts and approximately $4 million and $25 million of cash received, respectively, for the settlement of natural gas financial derivatives.  The six months ended June 30, 2016 and 2015, include approximately $360 million and $344 million of cash received, respectively, for the settlement of crude oil derivative contracts and approximately $8 million and $45 million of cash received, respectively, for the settlement of natural gas financial derivatives. The quarters ended June 30, 2016 and 2015 also include less than $1 million and approximately $2 million of cash received, respectively, for the settlement of NGLs derivative contracts. The six months ended June 30, 2016 and 2015 include approximately $1 million and $2 million of cash received, respectively, for the settlement of NGLs derivative contracts. No cash premiums were received or paid for the quarters or six months ended June 30, 2016 and 2015.

Physical sales.  Physical sales represent accrual-based commodity sales transactions with customers. For the quarter and six months ended June 30, 2016, physical sales decreased by $163 million (44%) and $271 million (41%), respectively, compared to the same periods in 2015. Physical sales have decreased due to lower commodity prices across all commodity types and lower oil volumes reflecting the slowed pace of development in our drilling programs due to reduced capital spending in the latter part of 2015 and the first half of 2016. The table below displays the price and volume variances on our physical sales when comparing the quarters and six months ended June 30, 2016 and 2015.

	Quarter ended
	Oil	Natural gas	NGLs	Total
	(in millions)
June 30, 2015 sales	$307	$46	$15	$368
Change due to prices	(53)	(12)	—	(65)
Change due to volumes	(89)	(9)	—	(98)
June 30, 2016 sales	$165	$25	$15	$205

	Six months ended
	Oil	Natural gas	NGLs	Total
	(in millions)
June 30, 2015 sales	$536	$94	$28	$658
Change due to prices	(125)	(31)	(5)	(161)
Change due to volumes	(117)	4	3	(110)
June 30, 2016 sales	$294	$67	$26	$387
Oil sales for the quarter and six months ended June 30, 2016 compared to the same periods in 2015 decreased by $142 million (46%) and $242 million (45%), respectively, due primarily to lower oil prices and a decline in oil volumes in all of our oil programs.  For the quarter and six months ended June 30, 2016 compared to the same periods in 2015, Eagle Ford oil production decreased by 34% (14.2 MBbls/d) and 25% (10 MBbls/d), respectively, Wolfcamp oil production decreased by 24% (2.2 MBbls/d) and 26% (2.4 MBbls/d), respectively, and Altamont oil production decreased by 15% (1.9 MBbls/d) and 11% (1.4 MBbls/d), respectively, reflecting the slowed pace of development of our core areas.
Natural gas sales decreased for the quarter and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to lower natural gas prices, offset by natural gas volume growth primarily in Wolfcamp for the six months ended June 30, 2016. In May 2016, we sold our Haynesville Shale assets and as a result expect natural gas volumes to decrease in future periods. For the quarter and six months ended June 30, 2016, our Haynesville Shale produced a total of 38 MMcf/d and 75 MMcf/d, respectively, of natural gas.
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
In the Eagle Ford, our oil is sold at prices tied to benchmark LLS crude oil.  In Wolfcamp, physical barrels are generally sold at the WTI Midland Index, which trades at a spread to WTI Cushing.  Pricing for both areas has been influenced by the weakening average price adjustments we receive on physical sales. In Altamont, market pricing of our oil is based upon NYMEX based agreements which reflect transportation and handling costs associated with moving wax crude to end users.  Across all regions, natural gas realized pricing is influenced by factors such as excess royalties paid on flared gas and the percentage of proceeds retained under processing contracts, in addition to the normal seasonal supply and demand influences and those factors discussed above. The table below displays the weighted average differentials and deducts on our oil and natural gas sales on an average NYMEX price.

	Quarter ended June 30,
	2016		2015
	Oil (Bbl)	Natural gas (MMBtu)	Oil (Bbl)	Natural gas (MMBtu)
Differentials and deducts	$(5.36)	$(0.34)	$(4.87)	$(0.40)
NYMEX	$45.59	$1.95	$57.94	$2.64
Net back realization %	88.2%	82.6%	91.6%	84.8%

	Six months ended June 30,
	2016		2015
	Oil (Bbl)	Natural gas (MMBtu)	Oil (Bbl)	Natural gas (MMBtu)
Differentials and deducts	$(5.82)	$(0.30)	$(5.51)	$(0.45)
NYMEX	$39.52	$2.02	$53.29	$2.81
Net back realization %	85.3%	85.1%	89.7%	84.0%

The lower realization percentage in the quarter and six months ended June 30, 2016 relative to the same periods in 2015 was primarily a result of a reduced LLS premium relative to NYMEX in Eagle Ford, partially offset by improved physical sales contract pricing in Altamont and improved Midland-Cushing basis spread in Wolfcamp. The smaller natural gas differentials and deducts in the quarter and six months ended June 30, 2016 were primarily a result of improved locational basis differentials and contract restructuring in the Haynesville area, and lower excess royalties paid on flared gas. In the Eagle Ford area, flared volumes were lower in 2016 compared to the same periods in 2015.
NGLs sales remained flat for the quarter ended June 30, 2016 and decreased for the six months ended June 30, 2016 compared to the same period in 2015. Average realized prices decreased for the six months ended June 30, 2016 compared to the same period in 2015, due to lower pricing on all liquids components. NGLs pricing is largely tied to crude oil prices. NGLs volumes increased for the six months ended June 30, 2016 primarily as a result of lower flaring in our Eagle Ford and Wolfcamp drilling programs.
Future growth in our overall oil sales (including the impact of financial derivatives) will largely be impacted by commodity pricing, our ability to maintain or grow oil volumes, by the location of our production and by the nature of our sales contracts. Based on our hedges in place as of June 30, 2016, we have approximately 8 MMBbls hedged for 2016 at a weighted average price of $80.67 per barrel. We also have contracts that effectively "lock-in" additional cash settlements, on 0.4 MMBbls of 2016 LLS fixed price swaps, 1,104 MBbls of 2016 LLS vs. Brent basis swaps and 4,785 MBbls of 2016 WTI - CM vs. TM, representing approximately $6 million which will be received during the remainder of 2016. See "Our Business" for further information on our derivative instruments.
Gains or losses on financial derivatives.  We record gains or losses due to changes in the fair value of our derivative contracts based on forward commodity prices relative to the prices in the underlying contracts. We realize such gains or losses when we settle the derivative position. During the quarter ended June 30, 2016, we recorded $105 million of derivative losses compared to derivative losses of $179 million during the quarter ended June 30, 2015.  For the six months ended June 30, 2016, we recorded $63 million of derivative losses compared to derivative gains of $24 million during the six months ended June 30, 2015.
Operating Expenses
Oil and natural gas purchases.  We purchase and sell oil and natural gas on a monthly basis to improve the prices we would otherwise receive for our oil and natural gas or to manage firm transportation agreements. Oil and natural gas purchases for the quarter and six months ended June 30, 2016 were $3 million and $7 million, respectively, compared to $8 million and $15 million for the same periods in 2015. For both the quarter and six months ended June 30, 2016, natural gas purchases decreased as a result of the sale of Haynesville, partially offset by an increase in oil purchases.
Lease operating expense.  Lease operating expense for the quarter and six months ended June 30, 2016 were $38 million and $80 million, respectively, compared to $47 million and $94 million for the same periods in 2015. We experienced a decrease in lease operating expense in our three core areas for the quarter and six months ended June 30, 2016. In Wolfcamp the decrease was approximately $4 million and $8 million, respectively, due to lower disposal costs, lower flowback and lower maintenance and repair costs. In Altamont, the decrease for the quarter and six months ended June 30, 2016 was approximately $2 million and $4 million, respectively, primarily due to lower disposal and chemical costs. In Eagle Ford, the decrease was approximately $2 million and $1 million, respectively, due to lower flowback and lower disposal costs. We also experienced a general decrease in costs across all programs due to ongoing contract negotiations.
General and administrative expenses.  General and administrative expenses for the quarter and six months ended June 30, 2016 were $32 million and $70 million, respectively, compared to $35 million and $82 million for the same periods in 2015. Lower costs during the quarter and six months ended June 30, 2016 compared to 2015 reflected lower payroll, benefits and administrative costs of $6 million and $10 million, respectively, resulting primarily from a general and administrative headcount reduction of approximately 17% in response to the lower commodity price environment. The decrease during the quarter and six months ended June 30, 2016 was offset by higher severance charges of $2 million recorded in the second quarter of 2016.
Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expense for the quarter and six months ended June 30, 2016 were $97 million and $210 million, respectively, compared to $253 million and $477 million for the same periods in 2015. Our depreciation, depletion and amortization costs decreased in 2016 compared to the same period in 2015 due primarily to the impact of the non-cash impairment charge on our proved properties recorded in the fourth quarter of 2015, the sale of our Haynesville Shale assets in May 2016 and an overall decrease in production volumes. Our average depreciation, depletion and amortization costs per unit for the quarters and six months ended June 30 were:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Depreciation, depletion and amortization ($/Boe)	$12.67	$25.46	$12.27	$24.90

Our depreciation, depletion and amortization rate in the future will be impacted by the level and timing of capital spending, overall cost savings on capital and the level and type of reserves recorded on completed projects.
Gain on sale of assets. For the quarter and six months ended June 30, 2016, we recorded an $83 million gain related to the sale of our assets in the Haynesville and Bossier shales completed in May 2016.
Exploration and other expense.  For the quarter and six months ended June 30, 2016, we recorded $1 million and $2 million, respectively, of exploration expense compared to $6 million and $12 million for the same periods in 2015.  Included in exploration expense for both the quarter and six months ended June 30, 2016, are less than $1 million of amortization of unproved leasehold costs compared to $4 million and $8 million for the same periods in 2015. In addition, in the six months ended June 30, 2015, we recorded approximately $2 million as other expense in conjunction with the early termination of a contract for drilling rigs during the first quarter of 2015.
Taxes, other than income taxes.  Taxes, other than income taxes, for the quarter and six months ended June 30, 2016 were $14 million and $28 million, respectively, compared to $23 million and $45 million for the same periods in 2015.  Production taxes decreased in 2016 compared to the same period in 2015 due to lower oil volumes and the significant impact on severance taxes of lower commodity prices.
Cash Operating Costs and Adjusted Cash Operating Costs.  We use a non-GAAP measure when describing the costs required to produce our oil and natural gas. These measures are cash operating costs and adjusted cash operating costs. Our cash operating costs measure is a non-GAAP measure calculated on a per Boe basis as total operating expenses less depreciation, depletion and amortization expense, transportation costs, exploration expense, oil and natural gas purchases, gains and losses on sales of assets and other expenses. Adjusted cash operating costs is a non-GAAP measure calculated as cash operating costs less transition, restructuring and other costs that affect comparability, and the non-cash portion of compensation expense (which represents compensation expense under long-term incentive programs adjusted for cash payments made under long-term incentive plans). We believe cash operating costs and adjusted cash operating costs per unit provides management and investors valuable measures of operating performance and efficiency relative to other industry participants and relative to our historical results; however, these measures may not be comparable to similarly titled measures used by other companies and should not be used as a substitute to the comparable GAAP measure of operating expenses. The table below represents a reconciliation of our GAAP operating expenses to non-GAAP cash operating costs and adjusted cash operating costs for the quarters and six months ended June 30:

	Quarter ended June 30,
	2016		2015
	Total	Per Unit(1)	Total	Per Unit(1)
	(in millions, except per unit costs)
Total operating expenses	$127	$16.47	$397	$39.99

Depreciation, depletion and amortization	(97)	(12.67)	(253)	(25.46)
Transportation costs	(24)	(3.19)	(25)	(2.56)
Exploration expense	(1)	(0.12)	(5)	(0.59)
Oil and natural gas purchases	(3)	(0.38)	(8)	(0.78)
Gain on sale of assets	82	10.77	—	—
Total cash operating costs	84	10.88	106	10.60
Transition/restructuring costs, non-cash portion of compensation expense and other(2)	(5)	(0.60)	1	0.17
Total adjusted cash operating costs and adjusted per-unit cash costs	$79	$10.28	$107	$10.77

Total equivalent volumes (MBoe)	7,691		9,920

	Six months ended June 30,
	2016		2015
	Total	Per Unit(1)	Total	Per Unit(1)
	(in millions, except per unit costs)
Total operating expenses	$369	$21.52	$777	$40.59

Depreciation, depletion and amortization	(210)	(12.27)	(477)	(24.90)
Transportation costs	(54)	(3.15)	(52)	(2.73)
Exploration expense	(2)	(0.11)	(10)	(0.55)
Oil and natural gas purchases	(7)	(0.42)	(15)	(0.75)
Gain on sale of assets	82	4.81	—	—
Total cash operating costs	178	10.38	223	11.66
Transition/restructuring costs, non-cash portion of compensation expense and other(2)	(17)	(0.96)	(11)	(0.57)
Total adjusted cash operating costs and adjusted per-unit cash costs	$161	$9.42	$212	$11.09

Total equivalent volumes (MBoe)	17,157		19,138

(1)	Per unit costs are based on actual total amounts rather than the rounded totals presented.

(2)
For the quarter ended June 30, 2016, amount includes approximately $2 million of transition and severance costs related to workforce reductions and $3 million of non-cash compensation expense, adjusted for cash payments made on long-term incentive plans of approximately $3 million. For the six months ended June 30, 2016, amount includes approximately $10 million of transition and severance costs related to workforce reductions and $7 million of non-cash compensation expense, adjusted for cash payments made on long-term incentive plans of approximately $3 million. For the quarter ended June 30, 2015, amount includes approximately $2 million of non-cash compensation expense, adjusted for cash payments made of approximately $7 million. For the six months ended June 30, 2015, amount includes approximately $8 million of transition and severance costs related to workforce reductions and $3 million of non-cash compensation expense, adjusted for cash payments made of approximately $7 million..

The table below displays the average cash operating costs and adjusted cash operating costs per equivalent unit:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Average cash operating costs ($/Boe)
Lease operating expenses	$4.93	$4.72	$4.63	$4.91
Production taxes(1)	1.54	2.05	1.39	2.09
General and administrative expenses(2)	4.20	3.59	4.11	4.30
Taxes, other than production and income taxes	0.21	0.24	0.25	0.26
Other expenses(3)	—	—	—	0.10
Total cash operating costs	10.88	10.60	10.38	11.66
Transition/restructuring costs, non-cash portion of compensation expense and other(2)	(0.60)	0.17	(0.96)	(0.57)
Total adjusted cash operating costs	$10.28	$10.77	$9.42	$11.09

(1)	Production taxes include ad valorem and severance taxes.

(2)	For additional detail of adjusted items, which are part of general and administrative expenses, refer to the reconciliation of cash operating costs and adjusted cash operating costs above.

(3)	Includes early rig termination fees of $2 million incurred during the first quarter of 2015.
Other Income Statement Items.
Gain (loss) on extinguishment of debt. During the quarter and six months ended June 30, 2016, we paid approximately $217 million and $360 million, respectively, in cash to repurchase a total of approximately $392 million and $737 million, respectively, in aggregate principal amount of our senior unsecured notes and term loans. We recorded a gain on extinguishment of debt of approximately $170 million in the second quarter and $366 million year to date which included $5 million and $11 million, respectively, of non-cash expense related to eliminating associated unamortized debt issue costs.
In addition, for the quarter and six months ended June 30, 2016, we recorded a loss on extinguishment of debt of approximately $8 million related to eliminating a portion of the unamortized debt issue costs on our RBL Facility due to the reduction of our borrowing base in May 2016.
For the quarter and six months ended June 30, 2015, we recorded $41 million ($12 million of which was non-cash) in losses on extinguishment of debt in conjunction with the early repayment and retirement of our $750 million senior secured notes due 2019.
Interest Expense. Interest expense for the quarter and six months ended June 30, 2016 was $73 million and $157 million, respectively, compared to $81 million and $165 million for the same periods in 2015.  Interest expense decreased in 2016 primarily due to the effects of our 2016 debt repurchases.  The decrease in interest expense was partially offset by higher interest expense related to our RBL Facility. We estimate that out debt repurchases will reduce our annual interest expense by approximately $62 million.
Income Taxes. For the quarter and six months ended June 30, 2016, our effective tax rates were 0%. Our effective tax rate differed from the statutory rate as a result of adjustments to the valuation allowance on our deferred tax assets which offset deferred income tax expense by $24 million and $59 million for the quarter and six months ended June 30, 2016 (See Part I, Item 1, Financial Statements, Note 3). The effective tax rate for the quarter and six months ended June 30, 2015 was relatively consistent with the statutory tax rate. Our effective tax rates in 2015 were primarily impacted by the effects of state income taxes (net of federal income tax effects).

Supplemental Non-GAAP Measures

We use the non-GAAP measures “EBITDAX” and “Adjusted EBITDAX” as supplemental measures. We believe these supplemental measures provide meaningful information to our investors. We define EBITDAX as net income (loss) plus interest and debt expense, income taxes, depreciation, depletion and amortization and exploration expense. Adjusted EBITDAX is defined as EBITDAX, adjusted as applicable in the relevant period for the net change in the fair value of derivatives (mark-to-market effects of financial derivatives, net of cash settlements and cash premiums related to these derivatives), the non-cash portion of compensation expense (which represents non-cash compensation expense under long-term incentive programs adjusted for cash payments made under long-term incentive plans), transition, restructuring and other costs that affect comparability, gains and losses on sales of assets and gains and losses on extinguishment of debt.
We believe that the presentation of EBITDAX and Adjusted EBITDAX is important to provide management and investors with additional information (i) to evaluate our ability to service debt adjusting for items required or permitted in calculating covenant compliance under our debt agreements, (ii) to provide an important supplemental indicator of the operational performance of our business without regard to financing methods and capital structure, (iii) for evaluating our performance relative to our peers, (iv) to measure our liquidity (before cash capital requirements and working capital needs) and (v) to provide supplemental information about certain material non-cash and/or other items that may not continue at the same level in the future. EBITDAX and Adjusted EBITDAX have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP or as an alternative to net income (loss), operating income (loss), operating cash flows or other measures of financial performance or liquidity presented in accordance with GAAP.
Below is a reconciliation of our consolidated net income (loss) to EBITDAX and Adjusted EBITDAX:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Net income (loss)	$62	$(210)	$156	$(191)
Income tax benefit	—	(120)	—	(110)
Interest expense, net of capitalized interest	73	81	157	165
Depreciation, depletion and amortization	97	253	210	477
Exploration expense	1	5	2	10
EBITDAX	233	9	525	351
Mark-to-market on financial derivatives(1)	105	179	63	(24)
Cash settlements and cash premiums on financial derivatives(2)	157	177	369	391
Non-cash portion of compensation expense(3)	3	(2)	7	3
Transition, restructuring and other costs(4)	2	—	10	8
Gain on sale of assets	(82)	—	(82)	—
(Gain) loss on extinguishment of debt	(162)	41	(358)	41
Adjusted EBITDAX	$256	$404	$534	$770

(1)	Represents the income statement impact of financial derivatives.

(2)	Represents actual cash settlements related to financial derivatives. No cash premiums were received or paid for the quarters or six months ended June 30, 2016 and 2015.

(3)
For both the quarter and six months ended June 30, 2016, cash payments were approximately $3 million. For both the quarter and six months ended June 30, 2015, cash payments were approximately $7 million.

(4)	Reflects transition and severance costs related to workforce reductions.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Part I, Item 1, Financial Statements, Note 7.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated by our operations and borrowings under our RBL Facility. Our primary uses of cash are capital expenditures, debt service including interest, and working capital requirements. Our available liquidity was approximately $745 million as of June 30, 2016.
During 2016, we have taken steps to improve our liquidity, strengthen our balance sheet and expand our financial flexibility, including (i) completing the sale of our Haynesville and Bossier shale assets for approximately $420 million (net proceeds of approximately $390 million after customary adjustments) in May 2016, (ii) repurchasing for cash a total of $791 million in aggregate principal amount of our unsecured notes and term loans for approximately $394 million in cash which is expected to reduce our annual interest expense costs by approximately $62 million, (iii) amending certain restrictive debt covenants in our RBL Facility through the first quarter of 2018, and (iv) entering into hedge transactions to provide additional 2016 and 2017 commodity price protection.
In May 2016, our RBL borrowing base was reduced to $1.65 billion, reflecting significantly lower bank commodity price forecasts, the sale of our Haynesville assets and the roll-off of certain hedge positions. In addition, we amended certain restrictive debt covenants for 2017 and through the first quarter of 2018, the most significant of which suspended the requirement that our debt to EBITDAX ratio, as defined in the credit agreement, not exceed 4.5 to 1.0 which was replaced with a requirement that our ratio of first lien debt to EBITDAX not exceed 3.5 to 1.0. The 4.5 to 1.0 debt to EBITDAX requirement will be reinstated beginning in April 2018. We also agreed to limit debt repurchases occurring after the redetermination to $350 million subject to certain future adjustments. Our RBL facility matures in 2019 subject to retiring or refinancing certain senior secured term loans six months prior to their maturity as further noted in Long-Term Debt below and Part I, Item 1, Financial Statements, Note 6. The next redetermination date for the RBL Facility is in November 2016. Downward revisions of our oil and natural gas reserves volume and value due to declines in commodity prices, the impact of lower estimated capital spending in response to lower prices, performance revisions, sales of assets or the incurrence of certain types of additional debt, among other items, could cause a reduction of our borrowing base in the future, and these reductions could be significant.
For the remainder of 2016, we have derivative contracts providing us commodity price protection on a significant portion of our anticipated oil and natural gas production. These derivative contracts, which are fixed price swaps, allow us to realize a weighted average price of $80.67 per barrel on a remaining 8 MMBbls of oil and $3.39 on 11 TBtu of natural gas in 2016. We also have derivative contracts where we have effectively “locked-in” additional cash settlements on 0.4 MMBbls of oil in 2016. For 2017, we have derivative contracts on 13 MMBbls of our anticipated oil production at a weighted average price of $62.34 per barrel of oil. See "Our Business" for further information on our derivative instruments.
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
To the extent commodity prices remain low or decline further, or we experience disruptions in the financial markets impacting our longer-term access to or cost of capital, our ability to fund future growth projects may be further impacted. We continually monitor the capital markets and our capital structure and may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. For example, we could (i) elect to continue to repurchase additional amounts of our outstanding debt in the future for cash through open market repurchases or privately negotiated transactions with certain of our debtholders subject to the limitation described previously or (ii) issue additional secured debt as permitted under our debt agreements, although there is no assurance we would do so. It is also possible additional adjustments to our plan and outlook may occur based on market conditions and the needs of the Company at that time, which could include selling additional assets, liquidating all or a portion of our hedge portfolio, seeking additional partners to develop our assets, and/or further reducing our planned capital program.
Capital Expenditures.  For the full year 2016, we expect our capital expenditures will be between $475 million to $505 million, exclusive of acquisition capital. Our capital expenditures and average drilling rigs by area for the six months ended June 30, 2016 were:

	Capital Expenditures(1) (in millions)	Average Drilling Rigs
Eagle Ford Shale	$107	1.5
Wolfcamp Shale	80	0.5
Altamont	35	1.0
Haynesville Shale	4	—
Total	$226	3.0

(1) Represents accrual-based capital expenditures.

Debt. As of June 30, 2016, our total debt was approximately $3.9 billion, comprised of $2.5 billion in senior notes due in 2020, 2022 and 2023, $609 million in senior secured term loans with maturity dates in 2018 and 2019 and $910 million outstanding under the RBL Facility expiring in 2019 (provided that we refinance or retire remaining amounts outstanding under our (i) $500 million senior secured term loans due 2018 by November 2017 and (ii) $150 million senior secured term loans due 2019 by November 2018). For additional details on our long-term debt, including maturities, borrowing capacity and restrictive covenants under our debt agreements, see above and Part I, Item 1, Financial Statements, Note 6.

Overview of Cash Flow Activities.  Our cash flows from operations are summarized as follows (in millions):

	Six months ended June 30,
	2016	2015
Cash Flow from Operations
Operating activities
Net income (loss)	$156	$(191)
Gain on sale of assets	(82)	—
(Gain) loss on extinguishment of debt	(358)	41
Other income adjustments	227	389
Changes in assets and liabilities	460	303
Total cash flow from operations	$403	$542

Other Cash Inflows
Investing activities
Proceeds from the sale of assets	$390	$—
Other	—	1
	$390	$1

Financing activities
Proceeds from issuance of long-term debt	575	1,465
Contribution from parent	—	20
	575	1,485
Total cash inflows	$965	$1,486

Cash Outflows
Investing activities
Capital expenditures	$258	$804
	$258	$804

Financing activities
Repayments and repurchases of long-term debt	1,097	1,199
Debt issuance costs	1	19
	1,098	1,218
Total cash outflows	$1,356	$2,022

Net change in cash and cash equivalents	$12	$6

Contractual Obligations

We are party to various contractual obligations. Some of these obligations are reflected in our financial statements, such as liabilities from commodity-based derivative contracts, while other obligations, such as operating leases and capital commitments, are not reflected on our balance sheet. The following table and discussion summarizes our contractual cash obligations as of June 30, 2016, for each of the periods presented:

	2016	2017- 2018	2019 - 2020	Thereafter	Total
			(in millions)
Financing obligations:
Principal	$—	$469	$2,658	$845	$3,972
Interest	134	526	333	125	1,118
Liabilities from derivatives	1	—	—	—	1
Operating leases	6	22	—	—	28
Other contractual commitments and purchase obligations:
Volume and transportation commitments	31	130	119	99	379
Other obligations	37	45	—	—	82
Total contractual obligations	$209	$1,192	$3,110	$1,069	$5,580

Financing Obligations (Principal and Interest). Debt obligations included in the table above represent stated maturities. Interest payments are shown through the stated maturity date of the related debt based on (i) the contractual interest rate for fixed rate debt and (ii) current market interest rates and the contractual credit spread for variable rate debt. The maturity of our RBL Facility is May 2019, provided that we retire or refinance our 2018 and 2019 secured term loans at least six months prior to their maturity. The table above assumes these refinancings occur and our RBL Facility matures in 2019. Accordingly, we will be required to retire or refinance remaining amounts outstanding under our (i) $500 million senior secured term loans due 2018 by November 2017 and (ii) $150 million senior secured term loans due 2019 by November 2018. Subsequent to June 30, 2016, we repurchased $54 million of our senior unsecured notes.

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

•
Volume and Transportation Commitments. Included in these amounts are commitments for demand charges for firm access to natural gas transportation, volume deficiency contracts and firm oil capacity contracts.

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
Commodity Price Risk
The table below presents the change in fair value of our commodity-based derivatives due to hypothetical changes in oil and natural gas prices, discount rates and credit rates at June 30, 2016:

		Oil, Natural Gas and NGLs Derivatives
		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
			(in millions)
Price impact(1)	$337	$249	$(88)	$421	$84

		Oil, Natural Gas and NGLs Derivatives
		1 Percent Increase		1 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
			(in millions)
Discount rate(2)	$337	$335	$(2)	$338	$1
Credit rate(3)	$337	$333	$(4)	$339	$2

(1)	Presents the hypothetical sensitivity of our commodity-based derivatives to changes in fair values arising from changes in oil, natural gas and NGLs prices.

(2)	Presents the hypothetical sensitivity of our commodity-based derivatives to changes in the discount rates we used to determine the fair value of our derivatives.

(3)	Presents the hypothetical sensitivity of our commodity-based derivatives to changes in credit risk of our counterparties.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is accurate, complete and timely. Our management, including our CEO and our CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2016.
Changes in Internal Control over Financial Reporting
     There were no changes in EP Energy LLC’s internal control over financial reporting during the first six months of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EP ENERGY LLC

Date: August 4, 2016	/s/ Dane E. Whitehead
Dane E. Whitehead
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2016	/s/ Francis C. Olmsted III
Francis C. Olmsted III
Vice President and Controller
(Principal Accounting Officer)

EP ENERGY LLC
EXHIBIT INDEX

Each exhibit identified below is filed as part of this Report. Exhibits filed with this Report are designated by “*”.  All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description

2.1#
Purchase and Sale Agreement, dated as of March 18, 2016, by and among EP Energy E&P Company, L.P., EP Energy Management, L.L.C., and Crystal E&P Company, L.L.C., as Seller, and Covey Park Gas LLC, as Buyer (Exhibit 2.1 to EP ENergy Corporation's Current Report on Form 8-K, filed with the SEC on May 4, 2016).

10.1
Fifth Amendment, dated as of May 2, 2016, to the Credit Agreement, dated as of May 24, 2012, among EPE Acquisition, LLC, EP Energy, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Exhibit 10.1 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on May 4, 2016).

10.2
EP Energy Corporation 2014 Omnibus Incentive Plan, as amended and restated effective May 11, 2016 (Exhibit 10.1 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on May 13, 2016).

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