Form 10-Q
period 2017-09-30
EP Energy LLC
filed 2017-11-03
CIK 1555082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating revenues
Oil	$189	$169	$595	$463
Natural gas	27	27	84	94
NGLs	26	16	71	42
Financial derivatives	(23)	43	92	(20)
Total operating revenues	219	255	842	579

Operating expenses
Oil and natural gas purchases	—	2	2	9
Transportation costs	29	27	86	81
Lease operating expense	42	37	121	117
General and administrative	25	31	71	101
Depreciation, depletion and amortization	118	132	368	342
Loss (gain) on sale of assets	—	4	—	(78)
Impairment charges	1	—	2	—
Exploration and other expense	6	1	10	3
Taxes, other than income taxes	16	15	50	43
Total operating expenses	237	249	710	618

Operating (loss) income	(18)	6	132	(39)
Gain (loss) on extinguishment of debt	24	26	(16)	384
Interest expense	(80)	(74)	(245)	(231)
(Loss) income before income taxes	(74)	(42)	(129)	114
Income tax benefit	—	5	—	5
Net (loss) income	$(74)	$(37)	$(129)	$119

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$21	$16
Accounts receivable
Customer, net of allowance of less than $1 in 2017 and 2016	141	133
Other, net of allowance of $1 in 2017 and 2016	36	16
Materials and supplies	16	16
Derivative instruments	53	58
Prepaid assets	8	5
Total current assets	275	244
Property, plant and equipment, at cost
Oil and natural gas properties	7,616	7,194
Other property, plant and equipment	87	85
	7,703	7,279
Less accumulated depreciation, depletion and amortization	3,135	2,781
Total property, plant and equipment, net	4,568	4,498
Other assets
Derivative instruments	13	4
Unamortized debt issue costs - revolving credit facility	8	10
Other	1	1
	22	15
Total assets	$4,865	$4,757

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities
Accounts payable
Trade	$74	$63
Other	138	113
Derivative instruments	2	4
Accrued interest	83	43
Short-term debt, net of debt issue costs	21	—
Other accrued liabilities	93	98
Total current liabilities	411	321

Long-term debt, net of debt issue costs	3,933	3,789
Other long-term liabilities
Derivative instruments	—	1
Asset retirement obligations	36	40
Other	1	4
Total non-current liabilities	3,970	3,834

Commitments and contingencies (Note 7)
Member’s equity	484	602
Total liabilities and equity	$4,865	$4,757

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(129)	$119
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, depletion and amortization	368	342
Gain on sale of assets	—	(78)
Impairment charges	2	—
Loss (gain) on extinguishment of debt	16	(384)
Other non-cash income items	24	27
Asset and liability changes		1
Accounts receivable	(28)	82
Accounts payable	26	(36)
Derivative instruments	(7)	535
Accrued interest	40	34
Other asset changes	(5)	3
Other liability changes	(12)	11
Net cash provided by operating activities	295	655

Cash flows from investing activities
Cash paid for capital expenditures	(405)	(398)
Proceeds from the sale of assets	—	389
Cash paid for acquisitions	(29)	—
Net cash used in investing activities	(434)	(9)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,645	630
Repayments and repurchases of long-term debt	(1,484)	(1,239)
Contributions from parent	4	—
Debt issue costs	(21)	(24)
Net cash provided by (used in) financing activities	144	(633)

Change in cash and cash equivalents	5	13
Cash and cash equivalents
Beginning of period	16	24
End of period	$21	$37

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)
(Unaudited)

Total Member’s Equity
Balance at December 31, 2016	$602
Share-based compensation	7
Cash contributions from parent	4
Net loss	(129)
Balance at September 30, 2017	$484

See accompanying notes.

EP ENERGY LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC) and in accordance with United States generally accepted accounting principles (U.S. GAAP) as it applies to interim financial statements. Because this is an interim period report presented using a condensed format, it does not include all of the disclosures required by U.S. GAAP and should be read along with our 2016 Annual Report on Form  10-K. The condensed consolidated financial statements as of September 30, 2017 and 2016 are unaudited. The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet included in our 2016 Annual Report on Form 10-K.  In our opinion, all adjustments which are of a normal, recurring nature are reflected to fairly present these interim period results. The results for any interim period are not necessarily indicative of the expected results for the entire year.
Significant Accounting Policies
There were no changes in significant accounting policies as described in the 2016 Annual Report on Form 10-K other than in Accounting for Long-Term Incentive Compensation. In the first quarter of 2017, we adopted Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting which simplifies several aspects of the accounting for share-based payment awards to employees including accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. As permitted under ASU 2016-09, we elected to account for forfeitures in compensation cost when they occur. Upon adoption of the ASU, there was no impact to total member's equity.
New Accounting Pronouncements Issued But Not Yet Adopted
The following accounting standards have been issued but not yet adopted as of September 30, 2017.
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

Revenue Recognition.  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. Adoption of this standard is required beginning in the first quarter of 2018. Modified or full retrospective application of this standard is required upon adoption. We do not currently anticipate our adoption of this standard in 2018, utilizing the modified retrospective approach, will have a material impact on our financial statements. We continue to evaluate disclosure requirements and assess any potential changes to our accounting policies, business processes and/or controls as a result of the provisions of this standard.

2. Acquisitions and Divestitures

Acquisitions. In 2017, we acquired proved and unproved properties for approximately $29 million located in the Wolfcamp area.

Divestitures. In May 2016, we completed the sale of our assets located in the Haynesville and Bossier shales for approximately $420 million (net cash proceeds of $388 million after customary adjustments). We recorded a gain on the sale of approximately $79 million, with the buyer also assuming a transportation commitment totaling $106 million.

Summarized operating results of our assets sold were as follows (in millions):

	Quarter ended September 30, 2016	Nine months ended September 30, 2016
Operating revenues	$—	$26

Operating expenses
Transportation costs	—	7
Lease operating expense	—	1
Depreciation, depletion and amortization	—	16
Other expense	—	5
Total operating expenses	—	29
(Loss) gain on sale of assets	(4)	79
(Loss) income before income taxes	$(4)	$76

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

For both the quarter and nine months ended September 30, 2017, our effective tax rates were 0%. For the quarter and nine months ended September 30, 2016, our effective tax rates were 13% and (5)%. Our effective tax rates in 2017 and 2016 differed from the statutory rate as a result of our recognition of a full valuation allowance on our net deferred tax assets. For the quarters ended September 30, 2017 and 2016, we recorded adjustments to the valuation allowance on our net deferred tax assets which offset deferred income tax benefit of $27 million and $10 million, respectively, and offset deferred income tax benefit and deferred income tax expense of $44 million and $49 million for the nine months ended September 30, 2017 and 2016, respectively.

We evaluate the realization of our deferred tax assets and record any associated valuation allowance after considering cumulative book losses, the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of our taxable jurisdictions. Based upon the evaluation of the available evidence, we maintained a valuation allowance against our net deferred tax assets of $485 million as of September 30, 2017.

The Company's and certain subsidiaries' income tax years (2014-2016) remain open and subject to examination by both federal and state tax authorities. During the second quarter of 2017, we concluded an examination of our 2013 U.S. tax return.

4. Fair Value Measurements

We use various methods to determine the fair values of our financial instruments. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair value of our financial instruments into three levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value.  As of September 30, 2017 and December 31, 2016, all of our derivative financial instruments were classified as Level 2. Our assessment of the level of an instrument can change over time based on the maturity or liquidity of the instrument.

The following table presents the carrying amounts and estimated fair values of our financial instruments:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Short-term debt	$21	$19	$—	$—

Long-term debt (see Note 6)	$3,982	$3,265	$3,856	$3,637

Derivative instruments	$64	$64	$57	$57

As of September 30, 2017 and December 31, 2016, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable represent fair value because of the short-term nature of these instruments. We hold long-term debt obligations with various terms. We estimated the fair value of debt (representing a Level 2 fair value measurement) primarily based on quoted market prices for the same or similar issuances, considering our credit risk.
Oil, Natural Gas and NGLs Derivative Instruments.  We attempt to mitigate a portion of our commodity price risk and stabilize cash flows associated with forecasted sales of oil, natural gas and NGLs through the use of financial derivatives.  As of September 30, 2017, we had derivative contracts in the form of fixed price swaps and three-way collars on 11 MMBbls of oil (2 MMBbls in 2017 and 9 MMBbls in 2018). In addition to our oil derivatives, we had derivative contracts in the form of fixed price swaps and options on 42 TBtu of natural gas (9 TBtu in 2017, 26 TBtu in 2018 and 7 TBtu in 2019) and 117 MMGal of ethane and propane fixed price swaps (25 MMGal in 2017 and 92 MMGal in 2018). As of December 31, 2016, we had fixed price derivative contracts for 16 MMBbls of oil, 36 TBtu on natural gas and 108 MMGal on ethane. In addition to the contracts above, we have derivative contracts related to locational basis differences on our oil and natural gas production. None of our derivative contracts are designated as accounting hedges.
The following table presents the fair value associated with our derivative financial instruments as of September 30, 2017 and December 31, 2016. All of our derivative instruments are subject to master netting arrangements which provide for the unconditional right of offset for all derivative assets and liabilities with a given counterparty in the event of default. We present assets and liabilities related to these instruments in our consolidated balance sheets as either current or non-current assets or liabilities based on their anticipated settlement date, net of the impact of master netting agreements.  On derivative contracts recorded as assets in the table below, we are exposed to the risk that our counterparties may not perform.

	Level 2
	Derivative Assets				Derivative Liabilities
	Gross Fair Value		Balance Sheet Location		Gross Fair Value		Balance Sheet Location
		Impact of Netting	Current	Non- current		Impact of Netting	Current	Non- current
		(in millions)				(in millions)
September 30, 2017
Derivative instruments	$75	$(9)	$53	$13	$(11)	$9	$(2)	$—

December 31, 2016
Derivative instruments	$79	$(17)	$58	$4	$(22)	$17	$(4)	$(1)
For the quarters ended September 30, 2017 and 2016, we recorded a derivative loss of $23 million and a derivative gain of $43 million, respectively. For the nine months ended September 30, 2017 and 2016, we recorded a derivative gain of

$92 million and a derivative loss of $20 million, respectively. Derivative gains and losses on our oil, natural gas and NGLs financial derivative instruments are recorded in operating revenues in our consolidated income statements.
5.  Property, Plant and Equipment

Oil and Natural Gas Properties.  As of both September 30, 2017 and December 31, 2016, we had approximately $4.5 billion of total property, plant, and equipment, net of accumulated depreciation, depletion and amortization on our consolidated balance sheets, substantially all of which relates to proved and unproved oil and natural gas properties.
Our capitalized costs related to proved and unproved oil and natural gas properties by area were as follows:

	September 30, 2017	December 31, 2016
	(in millions)
Proved
Eagle Ford	$3,127	$3,001
Wolfcamp	2,678	2,415
Altamont	1,684	1,624
Total Proved	7,489	7,040
Unproved
Wolfcamp	66	94
Altamont	62	60
Total Unproved	128	154
Less accumulated depletion	3,077	2,731
Net capitalized costs for oil and natural gas properties	$4,540	$4,463
During the nine months ended September 30, 2017, we transferred approximately $51 million from unproved properties to proved properties. For the quarters ended September 30, 2017 and 2016, we recorded approximately $2 million and $1 million, respectively, of amortization of unproved leasehold costs in exploration expense in our consolidated income statements. For the nine months ended September 30, 2017 and 2016, we recorded approximately $4 million and $1 million, respectively, of amortization of unproved leasehold costs. Suspended well costs were not material as of September 30, 2017 or December 31, 2016.
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
In estimating the liability associated with our asset retirement obligations, we utilize several assumptions, including a credit-adjusted risk-free rate between 7 percent and 9 percent on a significant portion of our obligations and a projected inflation rate of 2.5 percent. Changes in estimates represent changes to the expected amount and timing of payments to settle our asset retirement obligations. Typically, these changes primarily result from obtaining new information about the timing of our obligations to plug and abandon oil and natural gas wells and the costs to do so, or reassessing our assumptions in light of changing market conditions. The net asset retirement liability as of September 30, 2017 on our consolidated balance sheet in other current and non-current liabilities and the changes in the net liability from January 1 through September 30, 2017 were as follows:

2017
(in millions)
Net asset retirement liability at January 1	$41
Liabilities settled	(1)
Accretion expense	3
Changes in estimate	(5)
Net asset retirement liability at September 30	$38
Capitalized Interest.  Interest expense is reflected in our financial statements net of capitalized interest. We capitalize interest primarily on the costs associated with drilling and completing wells until production begins. The interest rate used is the weighted average interest rate of our outstanding borrowings. Capitalized interest for both of the quarters and nine months ended September 30, 2017 and 2016 were approximately $1 million and $3 million, respectively.

6. Long-Term Debt
Listed below are our debt obligations as of the periods presented:

	Interest Rate	September 30, 2017	December 31, 2016
		(in millions)
RBL credit facility - due May 24, 2019(1)	Variable	$505	$370
Senior secured term loans:
Due May 24, 2018(2)	Variable	21	21
Due April 30, 2019(3)	Variable	8	8
Due June 30, 2021(4)	Variable	—	580
Senior secured notes:
Due November 29, 2024	8.00%	500	500
Due February 15, 2025	8.00%	1,000	—
Senior unsecured notes:
Due May 1, 2020	9.375%	1,200	1,576
Due September 1, 2022	7.75%	250	250
Due June 15, 2023	6.375%	519	551
Total debt		4,003	3,856
Less short-term debt, net of debt issue costs of less than $1 million		(21)	—
Total long-term debt		3,982	3,856
Less non-current portion of unamortized debt issue costs		(49)	(67)
Total long-term debt, net		$3,933	$3,789

(1)	Carries interest at a specified margin over LIBOR of 2.50% to 3.50%, based on borrowing utilization.
(2)Issued at 99% of par and carries interest at a specified margin over the LIBOR of 2.75%, with a minimum LIBOR floor of 0.75%. As of September 30, 2017 and
December 31, 2016, the effective interest rate of the term loan was 4.07% and 3.50%, respectively.

(3)
Carries interest at a specified margin over the LIBOR of 3.50%, with a minimum LIBOR floor of 1.00%.  As of September 30, 2017 and December 31, 2016, the effective interest rate for the term loan was 4.82% and 4.50%, respectively.

(4)	As of December 31, 2016, the effective interest rate for the term loan was 9.75%.

During the first quarter of 2017, we issued $1 billion of 8.00% senior secured notes which mature in 2025 and used the proceeds (less fees and expenses) to (i) repay in full our $580 million senior secured term loans due 2021, (ii) repurchase $250 million in aggregate principal amount of our 9.375% senior unsecured notes due 2020 and (iii) repay $111 million of the amounts outstanding under our Reserve-Based Loan facility (RBL Facility). As a result of the issuance, our RBL Facility borrowing base was also reduced from $1.5 billion to $1.44 billion. In conjunction with these transactions, we recorded a loss on extinguishment of debt of approximately $53 million (including $30 million in non-cash expense related to eliminating associated unamortized debt issue costs and debt discounts).

In 2017 and 2016, we also repurchased additional debt as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Debt repurchased - face value(1)	101	75	157	812
Cash paid	76	47	118	407
Gain on extinguishment of debt(2)(3)	24	26	37	393

(1)	In 2017, repurchases were associated with 2020 and 2023 senior unsecured notes. In 2016, repurchases were associated with certain senior unsecured notes and term loans.

(2)
Includes $1 million and $2 million, for the quarter and nine months ended September 30, 2017, respectively, and $1 million and $12 million for the quarter and nine months ended September 30, 2016, respectively, of non-cash expense related to eliminating associated unamortized debt issue costs.

(3)
For the nine months ended September 30, 2016, we also recorded a loss on the extinguishment of debt of approximately $9 million primarily related to eliminating a portion of the unamortized debt issue costs due to the reduction of our RBL borrowing base in May 2016.

Unamortized Debt Issue Costs. As of September 30, 2017 and December 31, 2016, we had total unamortized debt issue costs of $57 million and $77 million. Of these amounts, $8 million and $10 million, respectively, are associated with our RBL Facility and reflected as other assets, while $49 million and $67 million, respectively, are associated with our senior secured term loans and senior notes and reflected net in our debt balances.

Reserve-based Loan Facility. We have a RBL Facility in place which allows us to borrow funds or issue letters of credit. The facility matures in May 2019. As of September 30, 2017, we had $913 million of available capacity remaining with $19 million of letters of credit issued and $505 million outstanding under the facility.
The RBL Facility is collateralized by certain of our oil and natural gas properties and has a borrowing base subject to semi-annual redetermination. In October 2017 our RBL borrowing base was affirmed at $1.4 billion.  Downward revisions of our oil and natural gas reserves volume and value due to declines in commodity prices, the impact of lower estimated capital spending in response to lower prices, performance revisions, or sales of assets or the incurrence of certain types of additional debt, among other items, could cause a reduction of our borrowing base in the future, and these reductions could be significant.
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
Restrictive Provisions/Covenants.  The availability of borrowings under our credit agreements and our ability to incur additional indebtedness is subject to various financial and non-financial covenants and restrictions. In conjunction with the redetermination of our RBL Facility in April 2017, we extended our first lien debt to EBITDAX covenant through March 31, 2019 and the ratio was reduced to 3.0 to 1.0. In April 2019, this financial covenant will revert to a requirement that our total net debt to EBITDAX ratio not exceed 4.5 to 1.0. As of September 30, 2017, we were in compliance with our debt covenants, and our ratio of first lien debt to EBITDAX was 0.66x while our ratio of total net debt to EBITDAX was 5.21x.

Under our RBL Facility, we are also limited in non-RBL Facility debt repurchases to $350 million, subject to certain adjustments. As of September 30, 2017, the non-RBL Facility debt repurchases limit was approximately $885 million as a result of divestitures and financing transactions and will continue to be subject to future adjustments. Certain other covenants and restrictions, among other things, also limit or place certain conditions on our ability to incur or guarantee additional indebtedness; make any restricted payments or pay any dividends on equity interests or redeem, repurchase or retire parent entities’ equity interests or subordinated indebtedness; sell assets; make investments; create certain liens; prepay debt obligations; engage in transactions with affiliates; and enter into certain hedging agreements.

7. Commitments and Contingencies

Legal Matters

We and our subsidiaries and affiliates are parties to various legal actions and claims that arise in the ordinary course of our business. For each matter, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of our current matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure and adjust our accruals accordingly, and these adjustments could be material. As of September 30, 2017, we had approximately $7 million accrued for all outstanding legal matters.
FairfieldNodal v. EP Energy E&P Company, L.P. In 2014, Fairfield filed suit against one of our subsidiaries in a Texas district court, claiming we were contractually obligated to pay a transfer fee of approximately $21 million for seismic licensing, triggered by a change in control with the Sponsors' acquisition of our predecessor entity in 2012. Prior to the change in control, we had unilaterally terminated the seismic licensing agreements, and we returned the applicable seismic data. Fairfield also claimed EP Energy did not properly maintain the confidentiality of the seismic data and interpretations made from it. In April 2015, the district court granted summary judgment to EP Energy, and Fairfield then appealed. On July 6, 2017, an intermediate court of appeals in Texas reversed the judgment related to the transfer fee and denied rehearing on October 5, 2017. We intend to appeal this court's ruling to the Texas Supreme Court. At this time, we are unable to estimate the amount or range of possible loss, if any, on this matter.
Indemnifications and Other Matters. We periodically enter into indemnification arrangements as part of the divestiture of assets or businesses.  These arrangements include, but are not limited to, indemnifications for income taxes, the resolution of existing disputes, environmental and other contingent matters. In addition, under various laws or regulations, we could be subject to the imposition of certain liabilities. For example, the decline in commodity prices has created an environment where there is an increased risk that owners and/or operators of assets previously purchased from us may no longer be able to satisfy plugging and abandonment obligations that attach to such assets. In that event, under various laws or regulations, we could be required to assume all, or a portion of the plugging or abandonment obligations on assets we no longer own or operate. As of September 30, 2017, we had approximately $5 million accrued related to these indemnifications and other matters.
Non-Income Tax Matters. We are under a number of examinations by taxing authorities related to non-income tax
matters.     As of September 30, 2017, we had approximately $41 million accrued (in other accrued liabilities in our consolidated balance sheet) in connection with ongoing examinations related to certain prior period non-income tax matters.

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

Restricted Stock. A summary of the changes in our parent’s non-vested restricted shares for the nine months ended September 30, 2017 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2016	6,326,788	$7.69
Granted	5,142,527	$4.28
Vested	(2,144,100)	$8.28
Forfeited	(715,502)	$7.10
Non-vested at September 30, 2017	8,609,713	$5.56

Performance Unit Awards. A summary of the changes in our parent's performance unit awards for the nine months ended September 30, 2017 is presented below:

	Number of Awards	Weighted Average Fair Value
Non-vested at December 31, 2016	78,900	$97.77
Granted(1)	40,470	$36.57
Vested	(22,302)	$159.92
Forfeited	(12,000)	$159.92
Non-vested at September 30, 2017	85,068	$48.16

(1)
Grant date fair value at March 16, 2017 is based on: (i) an expected term of 3 years, (ii) expected volatility of 96.71%, which is based upon the historical stock price volatility and (iii) a risk-free interest rate of 1.57%, based upon the yield on U.S. Treasury STRIPS over the expected term as of the grant date.

Our performance unit awards are treated as liability awards for accounting purposes with the expense recognized on an accelerated basis and fair value remeasured at each reporting period. During the nine months ended September 30, 2017, we paid approximately $4 million in connection with awards that vested and had accrued approximately $2 million related to unvested outstanding performance unit awards. Performance unit awards may be settled in either stock or cash at the election of the board of directors of our parent. Had all outstanding performance unit awards at September 30, 2017 vested and been settled in stock, approximately two million shares would have been issued. Refer to our 2016 Annual Report on Form 10-K for further description regarding the terms and details of these awards.

We record compensation expense on all of our LTI awards as general and administrative expense over the requisite service period. Pre-tax compensation expense related to all of our parent's LTI awards (both equity and liability based), net of the impact of forfeitures, was approximately $5 million for both of the quarters ended September 30, 2017 and 2016 and $10 million and $15 million for the nine months ended September 30, 2017 and 2016, respectively. Included in pre-tax compensation expense for the nine months ended September 30, 2017 was approximately $7 million of forfeitures recorded during the first quarter of 2017. As of September 30, 2017, we had unrecognized compensation expense of $51 million.  We will recognize an additional $6 million related to our outstanding awards during the remainder of 2017, $33 million over the remaining requisite service periods subsequent to 2017 and $12 million should a specified capital transaction occur and the right to such amounts become non-forfeitable.

9. Related Party Transactions

Affiliate Payments.  In connection with the release of members of the leadership team of a portfolio company of funds managed by Apollo affiliates to join the Company, the Company reimbursed that portfolio company approximately $4 million for money contributed to it by fund investors (other than Apollo).

Joint Venture. In January 2017, we entered into a drilling joint venture with Wolfcamp Drillco Operating L.P. (the
Investor), which is managed and controlled by an affiliate of Apollo Global Management LLC, to fund future oil and natural gas development in our Wolfcamp program. Subsequently, Access Industries acquired an indirect minority ownership interest in the Investor and therefore is also indirectly responsible for funding a portion of the Investor’s capital commitment. The Investor is anticipated to fund approximately $450 million over the entire program (150 wells in two separate 75 well tranches), or approximately 60 percent of the estimated drilling, completion and equipping costs of the wells, in exchange for a 50 percent working interest in the joint venture wells.  Once the Investor achieves a 12 percent internal rate of return on its invested capital in each tranche, its working interest reverts to 15 percent.  We are the operator of the joint venture assets and the transaction increases our well-level returns on the jointly developed wells. The first wells under the joint venture began producing in January 2017, and for the nine months ended September 30, 2017, we recovered approximately $193 million related to the capital costs of the joint venture wells from the Investor and have drilled and completed 51 wells.

Affiliate Supply Agreement.  For the nine months ended September 30, 2017 and 2016, we recorded approximately $1 million and $6 million in capital expenditures for amounts expended under supply agreements entered into with an affiliate of Apollo Global Management, LLC to provide certain materials used in our Eagle Ford drilling operations.

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
We evaluate growth opportunities for our asset portfolio that are aligned with our core competencies and that are in areas that we believe can provide us a competitive advantage. Strategic acquisitions of leasehold acreage or acquisitions of producing assets can provide opportunities to achieve our long-term goals by leveraging existing expertise in our core areas, balancing our exposure to regions, basins and commodities, helping us to achieve risk-adjusted returns competitive with those available within our existing drilling programs and by increasing our reserves. We continuously evaluate our asset portfolio and will also sell oil and natural gas properties if they no longer meet our long-term goals. In 2017, we acquired proved and unproved properties for approximately $29 million located in the Wolfcamp area.
From time to time, we will also enter into joint ventures to enhance the development, hold acreage and/or improve near-term economics in our programs. In January and May 2017, we entered into drilling joint ventures in our Wolfcamp and Altamont programs. In Wolfcamp, our partner is participating in the development of up to 150 wells in two separate 75 well tranches primarily in Reagan and Crockett counties. Our joint venture investor is anticipated to fund approximately $450 million over the entire program, or approximately 60 percent of the estimated drilling, completion and equipping costs of the wells in exchange for a 50 percent working interest in the joint venture wells. The first wells under the joint venture began producing in January 2017 and as of September 30, 2017, we have drilled and completed 51 wells. In Altamont, our partner is participating in the development of 60 wells and will provide a capital carry in exchange for 50 percent working interest in the joint venture wells. The first wells under the joint venture began producing in July 2017 and as of September 30, 2017, we have drilled and completed 7 wells. We are the operator of the assets in both joint ventures.

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
In addition to these factors, our future profitability and performance will be affected by volatility in the financial and commodity markets, changes in the cost of drilling and oilfield services, operating and capital costs, and our debt level and related interest costs. Future commodity price declines may cause changes to our future capital spending levels, production rates, levels of proved reserves and development plans, all of which impact performance. Additionally, we may be impacted by weather events, regulatory issues or other third party actions outside of our control.
Forward commodity prices play a significant role in determining the recoverability of proved or unproved property costs on our balance sheet. Future price declines, along with changes to our future capital spending levels, production rates, levels of proved reserves and development plans may result in an impairment of the carrying value of our proved and/or unproved properties in the future, and such charges could be significant.

Derivative Instruments.  Our realized prices from the sale of our oil, natural gas and NGLs are affected by (i) commodity price movements, including locational or basis price differences that exist between the commodity index price (e.g., WTI) and the actual price at which we sell the commodity and (ii) other contractual pricing adjustments contained in our underlying sales contracts.  In order to stabilize cash flows and protect the economic assumptions associated with our capital investment programs, we enter into financial derivative contracts to reduce the financial impact of downward commodity price movements and unfavorable movements in locational prices. Adjustments to our strategy and the decision to enter into new contracts or positions or to alter existing contracts or positions are made based on the goals of the overall company. Because we apply mark-to-market accounting on our derivative contracts, our reported results of operations and financial position can be impacted significantly by commodity price movements from period to period.
During the nine months ended September 30, 2017, we (i) settled commodity index hedges on approximately 65% of our oil production, 57% of our total liquids production and on 68% of our natural gas production at average floor prices of $61.00 per barrel of oil, $0.44 per gallon of NGLs and $3.27 per MMBtu of natural gas, respectively.  To the extent our oil and natural gas production is unhedged, either from a commodity index or locational price perspective, our operating revenues will be impacted from period to period.  The following table and discussion that follows reflects the contracted volumes and the prices we will receive under derivative contracts we held as of September 30, 2017.

	2017		2018		2019
	Volumes(1)	Average Price(1)	Volumes(1)	Average Price(1)	Volumes(1)	Average Price(1)
Oil
Fixed Price Swaps
WTI	276	$58.05	—	$—	—	$—
Three Way Collars
Ceiling - WTI	2,226	$70.37	8,859	$68.15	—	$—
Floors - WTI	2,226	$60.62	8,859	$60.00	—	$—
Sub-Floor - WTI	2,226	$46.24	8,859	$50.00	—	$—
Basis Swaps
LLS vs. Brent(2)	920	$(3.14)	—	$—	—	$—
Midland vs. Cushing(3)	920	$(0.82)	4,380	$(1.02)	—	$—
LLS vs. WTI(4)	920	$2.42	3,285	$2.41	—	$—
Natural Gas
Fixed Price Swaps	6	$3.25	26	$3.04	7	$2.97
Ceiling	3	$3.67	—	$—	—	$—
Floors	3	$3.35	—	$—	—	$—
Basis Swaps
WAHA vs. Henry Hub(5)	4	$(0.34)	15	$(0.46)	7	$(0.39)
NGLs
Fixed Price Swaps - Ethane	15	$0.27	61	$0.30	—	$—
Fixed Price Swaps - Propane	10	$0.67	31	$0.75	—	$—

(1)	Volumes presented are MBbls for oil, TBtu for natural gas and MMGal for NGLs. Prices presented are per Bbl of oil, MMBtu of natural gas and Gal for NGLs.

(2)
EP Energy receives Brent plus the basis spread listed and pays LLS. These positions listed do not include offsetting LLS vs. Brent basis swaps on our 0.92 MMBbls LLS vs. Brent with an average of $(0.46) per barrel of oil.

(3)	EP Energy receives Cushing plus the basis spread listed and pays Midland.

(4)	EP Energy receives WTI plus the basis spread listed and pays LLS.

(5)	EP Energy receives Henry Hub plus the basis spread listed and pays WAHA.

For our three-way collar contracts in the table above, the sub-floor prices represent the price below which we receive WTI plus a weighted average spread of $14.38 in 2017 and WTI plus a weighted average spread of $10.00 in 2018 on the indicated volumes. If WTI is above our sub-floor prices, we receive the noted floor price until WTI exceeds that floor price. Above the floor price, we receive WTI until prices exceed the noted ceiling price in our three way collars above, at which time we receive the fixed ceiling price. As of September 30, 2017, the average forward price of oil was $51.08 per barrel of oil for the remainder of 2017 and $51.85 per barrel of oil for 2018.
     For the period from October 1, 2017 through November 1, 2017, we entered into derivative contracts on 0.7 MMBbls of 2018 LLS vs. WTI basis swaps with an average price of $3.04 per barrel of oil.

Summary of Liquidity and Capital Resources.  As of September 30, 2017, we had available liquidity of approximately $934 million, reflecting $913 million of available liquidity on our Reserve-Based Loan facility (RBL Facility) borrowing base and $21 million of available cash. In 2017, we have taken steps to improve our liquidity and expand our financial flexibility by (i) issuing $1 billion of 8.00% senior secured notes which mature in 2025 and using the net proceeds to repay in full senior secured term loans due 2021, repurchase senior notes, and repay a portion of the amounts outstanding under our RBL Facility and (ii) repurchasing for cash a total of $157 million in aggregate principal amount of senior unsecured notes due 2020 and 2023 for approximately $118 million. In addition, in April 2017, we amended our credit agreement, extending the first lien debt to EBITDAX covenant through March 31, 2019, reducing it such that the ratio of first lien debt to EBITDAX may not exceed 3.0 to 1.0. In October 2017, we also affirmed the borrowing base of our RBL Facility at $1.4 billion. For a further discussion of our liquidity and capital resources, including factors that could impact our liquidity, see Liquidity and Capital Resources.

Production Volumes and Drilling Summary

Production Volumes. Below is an analysis of our production volumes for the nine months ended September 30:

	2017	2016
Equivalent Volumes (MBoe/d)
Wolfcamp Shale	27.6	19.3
Eagle Ford Shale	37.4	45.5
Altamont	17.8	16.2
Other(1)	—	8.4
Total	82.8	89.4

Oil (MBbls/d)	47.0	46.9
Natural Gas (MMcf/d)(1)	126	169
NGLs (MBbls/d)	14.8	14.3

(1)	For the nine months ended September 30, 2016, natural gas volumes included 50 MMcf/d from the Haynesville Shale.

•
Wolfcamp Shale—Our Wolfcamp Shale equivalent volumes increased 8.3 MBoe/d (approximately 43%) and oil production increased by 3.5 MBbls/d (approximately 45%) for the nine months ended September 30, 2017 compared to the same period in 2016. During the nine months ended September 30, 2017, we completed 64 additional operated wells, for a total of 328 net operated wells as of September 30, 2017.

•
Eagle Ford Shale—Our Eagle Ford Shale equivalent volumes decreased 8.1 MBoe/d (approximately 18%) and oil production decreased by 4.5 MBbls/d (approximately 16%) for the nine months ended September 30, 2017 compared to the same period in 2016. During the nine months ended September 30, 2017, we completed 39 additional operated wells in the Eagle Ford, for a total of 636 net operated wells as of September 30, 2017.

•
Altamont—Our Altamont equivalent volumes increased 1.6 MBoe/d (approximately 10%) and oil production increased by 1.1 MBbls/d (approximately 10%) for the nine months ended September 30, 2017 compared to the same period in 2016. During the nine months ended September 30, 2017, we completed 16 additional operated oil wells, for a total of 373 net operated wells as of September 30, 2017.

Our production declines in our Eagle Ford area reflect natural declines and the slowed pace of development in our drilling program due to reduced capital spending in 2016, while increases in Wolfcamp reflect incremental capital allocated to this program in 2016 and 2017. Future volumes across all our assets will be impacted by the level of natural declines, and the level and timing of capital spending in each respective asset. In the current commodity price environment, we may continue to have low spending levels which may result in lower produced volumes in the future.

Results of Operations

The information in the table below provides a summary of our financial results.

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating revenues
Oil	$189	$169	$595	$463
Natural gas	27	27	84	94
NGLs	26	16	71	42
Total physical sales	242	212	750	599
Financial derivatives	(23)	43	92	(20)
Total operating revenues	219	255	842	579

Operating expenses
Oil and natural gas purchases	—	2	2	9
Transportation costs	29	27	86	81
Lease operating expense	42	37	121	117
General and administrative	25	31	71	101
Depreciation, depletion and amortization	118	132	368	342
Loss (gain) on sale of assets	—	4	—	(78)
Impairment charges	1	—	2	—
Exploration and other expense	6	1	10	3
Taxes, other than income taxes	16	15	50	43
Total operating expenses	237	249	710	618

Operating (loss) income	(18)	6	132	(39)
Gain (loss) on extinguishment of debt	24	26	(16)	384
Interest expense	(80)	(74)	(245)	(231)
(Loss) income before income taxes	(74)	(42)	(129)	114
Income tax benefit	—	5	—	5
Net (loss) income	$(74)	$(37)	$(129)	$119

Operating Revenues

The table below provides our operating revenues, volumes and prices per unit for the quarters and nine months ended September 30, 2017 and 2016. We present (i) average realized prices based on physical sales of oil, natural gas and NGLs as well as (ii) average realized prices inclusive of the impacts of financial derivative settlements and premiums which reflect cash received or paid during the respective period.

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating revenues:
Oil	$189	$169	$595	$463
Natural gas	27	27	84	94
NGLs	26	16	71	42
Total physical sales	242	212	750	599
Financial derivatives	(23)	43	92	(20)
Total operating revenues	$219	$255	$842	$579

Volumes:
Oil (MBbls)	4,153	4,137	12,824	12,861
Natural gas (MMcf)(1)	11,563	11,177	34,381	46,281
NGLs (MBbls)	1,376	1,326	4,058	3,908
Equivalent volumes (MBoe)(1)	7,456	7,326	22,612	24,483
Total MBoe/d(1)	81.0	79.6	82.8	89.4

Prices per unit(2):
Oil
Average realized price on physical sales ($/Bbl)(3)	$45.49	$40.85	$46.38	$35.96
Average realized price, including financial derivatives ($/Bbl)(3)(4)	$51.75	$74.97	$52.82	$74.96
Natural gas
Average realized price on physical sales ($/Mcf)(3)	$2.26	$2.24	$2.38	$1.85
Average realized price, including financial derivatives ($/Mcf)(3)(4)	$2.49	$2.53	$2.48	$2.09
NGLs
Average realized price on physical sales ($/Bbl)	$18.98	$12.02	$17.53	$10.71
Average realized price, including financial derivatives ($/Bbl)(4)	$18.45	$12.23	$17.58	$10.98

(1)	For the nine months ended September 30, 2016, Haynesville Shale production volumes were 13,589 MMcf of natural gas and 2,266 MBoe (8.3 MBoe/d) of equivalent volumes.

(2)
Natural gas prices for the quarter and nine months ended September 30, 2017 reflect operating revenues for natural gas reduced by less than $1 million and approximately $2 million, respectively, for natural gas purchases associated with managing our physical sales. Natural gas prices for the quarter and nine months ended September 30, 2016 reflect operating revenues for natural gas reduced by approximately $1 million and $8 million, respectively, for natural gas purchases associated with managing our physical sales. Oil prices for the quarter and nine months ended September 30, 2016 reflect operating revenues for oil reduced by less than $1 million and approximately $1 million, respectively, for oil purchases associated with managing our physical sales.

(3)
Changes in realized oil and natural gas prices reflect the effects of unfavorable unhedged locational or basis differentials, unhedged volumes and contractual deductions between the commodity price index and the actual price at which we sold our oil and natural gas.

(4)
The quarters ended September 30, 2017 and 2016, include cash received of approximately $26 million and $141 million, respectively, for the settlement of crude oil derivative contracts and approximately $2 million and $3 million, respectively, for the settlement of natural gas financial derivatives. The nine months ended September 30, 2017 and 2016, include cash received of approximately $83 million and $502 million, respectively, for the settlement of crude oil derivative contracts and approximately $3 million and $11 million, respectively, for the settlement of natural gas financial derivatives. The quarters ended September 30, 2017 and 2016 include cash paid of approximately $1 million and cash received of less than $1 million for the settlement of NGLs derivative contracts. The nine months ended September 30, 2017 and 2016 include cash received of less than $1 million and approximately $1 million for the settlement of NGLs derivative contracts.

Physical sales.  Physical sales represent accrual-based commodity sales transactions with customers. For the quarter and nine months ended September 30, 2017, physical sales increased by $30 million (14%) and $151 million (25%), respectively, compared to the same periods in 2016. Physical sales have increased in both the quarter and nine month periods in 2017 primarily due to higher commodity prices. The table below displays the price and volume variances on our physical sales when comparing the quarter and nine months ended September 30, 2017 and 2016.

	Quarter ended
	Oil	Natural gas	NGLs	Total
	(in millions)
September 30, 2016 sales	$169	$27	$16	$212
Change due to prices	19	(1)	10	28
Change due to volumes	1	1	—	2
September 30, 2017 sales	$189	$27	$26	$242

	Nine months ended
	Oil	Natural gas	NGLs	Total
	(in millions)
September 30, 2016 sales	$463	$94	$42	$599
Change due to prices	133	14	27	174
Change due to volumes	(1)	(24)	2	(23)
September 30, 2017 sales	$595	$84	$71	$750
Oil sales for the quarter and nine months ended September 30, 2017, compared to the same periods in 2016, increased by $20 million (12%) and $132 million (29%), respectively, due primarily to higher oil prices and higher oil production in Wolfcamp and Altamont. Partially offsetting this increase was a decrease in oil volumes in Eagle Ford reflecting the slowed pace of development of that program in 2016 and 2017. For the quarter and nine months ended September 30, 2017 compared to the same periods in 2016, Eagle Ford oil production decreased by 17% (4.0 MBbls/d) and 16% (4.5 MBbls/d), respectively.
Natural gas sales remained flat for the quarter ended September 30, 2017 and decreased by $10 million (11%) for the nine months ended September 30, 2017 compared to the same periods in 2016. The decrease for the nine months ended September 30, 2017, was primarily due to lower volumes from the sale of Haynesville Shale assets in May 2016, which produced a total of 50 MMcf/d of natural gas for the nine months ended September 30, 2016. Partially offsetting this decrease were higher natural gas prices and higher natural gas volumes in Wolfcamp and Altamont.
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
In the Eagle Ford, our oil is sold at prices tied to benchmark LLS crude oil.  In Wolfcamp, physical barrels are generally sold at the WTI Midland Index, which trades at a spread to WTI Cushing.  In Altamont, market pricing of our oil is based upon NYMEX based agreements which reflect a locational difference at the wellhead.  Across all regions, natural gas realized pricing is influenced by factors such as excess royalties paid on flared gas and the percentage of proceeds retained under processing contracts, in addition to the normal seasonal supply and demand influences and those factors discussed above. The table below displays the weighted average differentials and deducts on our oil and natural gas sales on an average NYMEX price.

	Quarter ended September 30,
	2017		2016
	Oil (Bbl)	Natural gas (MMBtu)	Oil (Bbl)	Natural gas (MMBtu)
Differentials and deducts	$(2.87)	$(0.76)	$(4.27)	$(0.57)
NYMEX	$48.21	$3.00	$44.94	$2.81
Net back realization %	94.0%	74.7%	90.5%	79.7%

	Nine months ended September 30,
	2017		2016
	Oil (Bbl)	Natural gas (MMBtu)	Oil (Bbl)	Natural gas (MMBtu)
Differentials and deducts	$(3.30)	$(0.79)	$(5.38)	$(0.44)
NYMEX	$49.47	$3.17	$41.33	$2.29
Net back realization %	93.3%	75.1%	87.0%	80.8%

The higher oil realization percentage in the quarter and nine months ended September 30, 2017 was primarily a result of improved LLS to WTI basis spread in Eagle Ford and improved physical sales contracts in all programs. The lower natural gas realization percentage in the quarter and nine months ended September 30, 2017 was primarily a result of the impact of the sale of our Haynesville assets and its associated lower basis differentials. Also impacting the lower natural gas realization percentage in 2017 was the impact on basis differentials in Wolfcamp due to constrained natural gas takeaway capacity in the basin.
NGLs sales increased by $10 million (63%) and $29 million (69%), respectively, for the quarter and nine months ended September 30, 2017 compared with the same periods in 2016. Average realized prices for the quarter and nine months ended September 30, 2017 were higher compared to the same periods in 2016, due to higher pricing on all liquids components. NGLs pricing is largely tied to crude oil prices. NGLs volumes increased approximately 4% for both the quarter and nine months ended September 30, 2017 compared to the same periods in 2016 due to NGLs volume growth in Wolfcamp.
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
Gains or losses on financial derivatives.  We record gains or losses due to changes in the fair value of our derivative contracts based on forward commodity prices relative to the prices in the underlying contracts. We realize such gains or losses when we settle the derivative position. During the quarter ended September 30, 2017, we recorded $23 million of derivative losses compared to derivative gains of $43 million during the quarter ended September 30, 2016. For the nine months ended September 30, 2017, we recorded derivative gains of $92 million compared to derivative losses of $20 million during the nine months ended September 30, 2016.

Operating Expenses
The table below provides our operating expenses, volumes and operating expenses per unit for each of the periods presented:

	Quarter ended September 30,
	2017		2016
	Total	Per Unit(1)	Total	Per Unit(1)
	(in millions, except per unit costs)
Operating expenses
Oil and natural gas purchases	$—	$—	$2	$0.25
Transportation costs	29	3.91	27	3.71
Lease operating expense	42	5.66	37	5.13
General and administrative(2)	25	3.28	31	4.21
Depreciation, depletion and amortization	118	15.92	132	17.97
Loss on sale of assets	—	—	4	0.53
Impairment charges	1	0.09	—	—
Exploration and other expense	6	0.83	1	0.21
Taxes, other than income taxes	16	2.10	15	1.94
Total operating expenses	$237	$31.79	$249	$33.95

Total equivalent volumes (MBoe)	7,456		7,326

	Nine months ended September 30,
	2017		2016
	Total	Per Unit(1)	Total	Per Unit(1)
	(in millions, except per unit costs)
Operating expenses
Oil and natural gas purchases	$2	$0.08	$9	$0.37
Transportation costs	86	3.80	81	3.32
Lease operating expense	121	5.36	117	4.78
General and administrative(2)	71	3.13	101	4.14
Depreciation, depletion and amortization	368	16.29	342	13.97
Gain on sale of assets	—	—	(78)	(3.20)
Impairment charges	2	0.06	—	—
Exploration and other expense	10	0.47	3	0.13
Taxes, other than income taxes	50	2.22	43	1.73
Total operating expenses	$710	$31.41	$618	$25.24

Total equivalent volumes (MBoe)	22,612		24,483

(1)	Per unit costs are based on actual amounts rather than the rounded totals presented.

(2)
For the quarter and nine months ended September 30, 2017, amount includes approximately $5 million or $0.65 per Boe and $7 million or $0.30 per Boe, respectively, of non-cash compensation expense. For the quarter ended September 30, 2016, amount includes approximately $5 million or $0.74 per Boe of non-cash compensation expense. For the nine months ended September 30, 2016, amount includes approximately $10 million or $0.41 per Boe of transition and severance costs related to workforce reductions and $12 million or $0.49 per Boe of non-cash compensation expense.

Oil and natural gas purchases.  From time to time, we purchase and sell oil and natural gas to improve the prices we would otherwise receive for our oil and natural gas or to manage firm transportation agreements. Oil and natural gas purchases for the quarter and nine months ended September 30, 2017 decreased by $2 million and $7 million, respectively, compared to the same periods in 2016 primarily due to fewer transactions following the sale of our Haynesville assets in May 2016.

Transportation costs.  Transportation costs for the quarter and nine months ended September 30, 2017 increased by $2 million and $5 million, respectively, compared to the same periods in 2016 due to an increase in gas transportation costs in Wolfcamp as a result of production growth in that area and certain legacy transportation commitments that commenced in August 2016.
Lease operating expense.  Lease operating expense increased for the quarter and nine months ended September 30, 2017 compared to the same periods in 2016 by $5 million and $4 million, respectively. The increase for the quarter ended September 30, 2017 compared to 2016 is due to higher maintenance, repair, disposal and chemical costs in Wolfcamp, higher chemical costs in Eagle Ford and higher power and fuel costs in Altamont. For the nine months ended September 30, 2017 compared to 2016, these increases were partially offset by lower disposal costs in Eagle Ford and the sale of Haynesville in May 2016. On an equivalent per unit basis, lease operating expense for the quarter and nine months ended September 30, 2017 compared to the same periods in 2016 increased by 10% and 12%, respectively, due to the increase in lease operating expenses in both quarter and nine month periods in 2017 and lower production volumes for the nine months ended September 30, 2017.
General and administrative expenses.  General and administrative expenses for the quarter and nine months ended September 30, 2017 decreased by $6 million and $30 million, respectively, compared to the same periods in 2016. Lower costs during the quarter and nine months ended September 30, 2017 compared to the same periods in 2016 included lower payroll, benefits and administrative costs of $4 million and $19 million, respectively, lower rent expense of $3 million and $6 million, respectively, and lower severance expense for the nine months of $10 million. The lower payroll, benefits and administrative costs resulted from lower headcount in 2017 when compared to the same periods in 2016.
Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expense decreased for the quarter ended September 30, 2017 due primarily to the impact of an adjustment in the third quarter of 2016 of approximately $19 million to accrue for certain non-income tax items that would have been historically capitalized and amortized or impaired in prior periods. Depreciation, depletion and amortization expense increased for the nine months ended September 30, 2017 compared to the same period in 2016 due primarily to a reduction in reserves in Eagle Ford and higher Wolfcamp and Altamont volumes. Our Wolfcamp and Altamont areas have a higher depreciation, depletion and amortization cost per unit than Eagle Ford as a result of a non-cash impairment charge recorded in 2015 on our proved properties in Eagle Ford. Our average depreciation, depletion and amortization costs per unit for the quarters and nine months ended September 30 were:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Depreciation, depletion and amortization ($/Boe)	$15.92	$17.97	$16.29	$13.97

Our depreciation, depletion and amortization rate in the future will be impacted by the level and timing of capital spending, the overall cost of capital and the level and type of reserves recorded on completed projects. For the full year 2017, we currently anticipate our depreciation, depletion and amortization costs per unit to be between $16.00 and $17.00 per Boe.
Loss (gain) on sale of assets. For the quarter and nine months ended September 30, 2016, we recorded a $4 million loss and a $79 million gain related to the sale of our assets in the Haynesville and Bossier shales completed in May 2016.

Exploration and other expense. Exploration and other expense increased for the quarter and nine months ended September 30, 2017 by $5 million and $7 million, respectively, compared to the same periods in 2016 reflecting an increase in amortization of insignificant unproved leasehold costs, Wolfcamp geological and geophysical costs, and other expenses associated with certain contractual commitments.
Taxes, other than income taxes.  Taxes, other than income taxes, for the quarter and nine months ended September 30, 2017 increased by $1 million and $7 million, respectively, from the same periods in 2016 due to an increase of severance taxes as a result of higher commodity prices.
Other Income Statement Items.
Gain (loss) on extinguishment of debt. During the first quarter of 2017, we retired our senior secured term loans due 2021 and a portion of our 9.375% senior notes due 2020, recording a loss on extinguishment of debt of approximately $53 million (including $30 million in non-cash expense related to eliminating associated unamortized debt issue costs and debt discounts). In 2017 and 2016, we also repurchased additional debt as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Debt repurchased - face value(1)	101	75	157	812
Cash paid	76	47	118	407
Gain on extinguishment of debt(2)(3)	24	26	37	393

(1)	In 2017, repurchases were associated with 2020 and 2023 senior unsecured notes. In 2016, repurchases were associated with certain senior unsecured notes and terms loans.

(2)
Includes $1 million and $2 million, for the quarter and nine months ended September 30, 2017, respectively, and $1 million and $12 million for the quarter and nine months ended September 30, 2016, respectively, of non-cash expense related to eliminating associated unamortized debt issue costs.

(3)
For the nine months ended September 30, 2016, we also recorded a loss on extinguishment of debt of approximately $9 million primarily related to eliminating a portion of the unamortized debt issue costs on our Reserve-Based Loan facility (RBL Facility) due to the reduction of our borrowing base in May 2016.

Interest expense. Interest expense for the quarter and nine months ended September 30, 2017 increased by $6 million and $14 million, respectively, compared to the same periods in 2016 due primarily to higher average interest rates on outstanding borrowings in 2017 compared to 2016, partially offset by lower average borrowings under our RBL Facility. In late 2016 and early 2017, we issued $1.5 billion in senior secured notes due in 2024 and 2025. Proceeds from these offerings were used, in part, to repay or repurchase certain of our debt obligations and repay certain amounts outstanding under our RBL Facility.

Income taxes. For both the quarter and nine months ended September 30, 2017, our effective tax rates were 0%. For the quarter and nine months ended September 30, 2016, our effective tax rates were approximately 13% and (5)%. Our effective tax rates in 2017 and 2016 differed from the statutory rate primarily as a result of our recognition of a full valuation allowance on our deferred tax assets. For the quarters ended September 30, 2017 and 2016, we recorded adjustments to the valuation allowance on our net deferred tax assets which offset deferred income tax benefits by $27 million and $10 million, respectively, and offset net deferred income tax benefit and deferred income tax expense by $44 million and $49 million for the nine months ended September 30, 2017 and 2016, respectively.

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
Below is a reconciliation of our consolidated net (loss) income to EBITDAX and Adjusted EBITDAX:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Net (loss) income	$(74)	$(37)	$(129)	$119
Income tax benefit	—	(5)	—	(5)
Interest expense, net of capitalized interest	80	74	245	231
Depreciation, depletion and amortization	118	132	368	342
Exploration expense	3	1	7	3
EBITDAX	127	165	491	690
Mark-to-market on financial derivatives(1)	23	(43)	(92)	20
Cash settlements and cash premiums on financial derivatives(2)	27	145	86	514
Non-cash portion of compensation expense(3)	5	5	7	12
Transition, severance and other costs(4)	—	—	—	10
Loss (gain) on sale of assets(5)	—	4	—	(78)
(Gain) loss on extinguishment of debt	(24)	(26)	16	(384)
Impairment charges	1	—	2	—
Adjusted EBITDAX	$159	$250	$510	$784

(1)	Represents the income statement impact of financial derivatives.

(2)	Represents actual cash settlements related to financial derivatives. No cash premiums were received or paid for the quarters or nine months ended September 30, 2017 and 2016.

(3)
For the nine months ended September 30, 2017, the non-cash portion of compensation expense includes cash payments of approximately $4 million. For the quarter and nine months ended September 30, 2016, cash payments were less than $1 million and approximately $3 million, respectively.

(4)	Reflects transition and severance costs related to workforce reductions.

(5)	Represents the gains and losses on the sale of our Haynesville Shale assets sold in May 2016.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Part I, Item 1, Financial Statements, Note 7.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated by our operations and borrowings under our RBL Facility. Our primary uses of cash are capital expenditures, debt service, including interest, and working capital requirements. Our available liquidity was approximately $934 million as of September 30, 2017.
In 2017, we have taken steps to improve our liquidity and expand our financial flexibility by (i) issuing $1 billion of 8.00% senior secured notes which mature in 2025 and using the net proceeds to repay in full $580 million senior secured term loans due 2021, repurchase $250 million of 9.375% senior notes due 2020, and repay $111 million of the amounts outstanding under our RBL Facility and (ii) repurchasing for cash a total of $157 million in aggregate principal amount of senior unsecured notes due 2020 and 2023 for approximately $118 million.
Our RBL Facility will mature in May 2019 and has a borrowing base subject to semi-annual redetermination. In February 2017, as a result of the issuance of our $1 billion senior secured notes due 2025, our RBL borrowing base was reduced from $1.5 billion to $1.44 billion. In October 2017 our RBL borrowing base was affirmed at $1.4 billion. Downward revisions of our oil and natural gas reserves volume and value due to declines in commodity prices, the impact of lower estimated capital spending in response to lower prices, performance revisions, or sales of assets, or the incurrence of certain types of additional debt, among other items, could cause a reduction of our borrowing base in the future, and these reductions could be significant.

In April 2017, in conjunction with the redetermination, we extended our first lien debt to EBITDAX covenant through March 31, 2019, and the ratio was reduced to 3.0 to 1.0. In April 2019, this financial covenant will revert to a requirement that our total debt to EBITDAX ratio not exceed 4.5 to 1.0. As of September 30, 2017, we were in compliance with our debt covenants, and our ratio of first lien debt to EBITDAX was 0.66x while our total net debt to EBITDAX was 5.21x. Under our RBL Facility, we are also limited in non-RBL Facility debt repurchases to $350 million, subject to certain adjustments. As of September 30, 2017, the non-RBL Facility debt repurchases limit was approximately $885 million as a result of divestitures and financing transactions and will continue to be subject to future adjustments.

As of September 30, 2017, we have three-way collars and fixed price swap derivative contracts on 2.5 MMBbls and 8.9 MMBbls of our anticipated oil production at a weighted average price of $60.34 and $60.00 per barrel of oil for 2017 and 2018, respectively. Our 2017 and 2018 three-way collar contracts contain certain sub-floor prices (weighted average prices of $46.24 per barrel of oil for 2017 and $50.00 per barrel of oil for 2018) that limit the amount of our derivative settlements under these three-way contracts should prices drop below the sub-floor prices. At September 30, 2017 prices, forward commodity prices exceeded those sub-floor prices. For 2017, 2018 and 2019, we have derivative contracts on 9 TBtu, 26 TBtu and 7 TBtu of our anticipated natural gas production at a weighted average price of $3.28, $3.04 and $2.97 per MMBtu, respectively. Refer to "Our Business" for more detailed information on our derivative instruments. As of September 30, 2017 based on the mid-point of our forecasted 2017 guidance, our oil and natural gas derivative contracts provide price protection on approximately 63% and 69%, respectively, of our anticipated 2017 oil and natural gas production and approximately 52% and 55% on our 2018 oil and natural gas production, respectively.

For the full year 2017, we expect to spend approximately $550 million to $600 million in capital in our programs. Based upon our current price and cost assumptions, including the impact of our hedges, we believe that our current capital program will exceed our estimated operating cash flows. We believe the borrowing capacity under our RBL Facility together with expected cash flows from our operations will be sufficient to fund our capital program and meet current obligations and projected working capital requirements through the next twelve months.

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
Capital Expenditures.  Our capital expenditures and average drilling rigs by area for the nine months ended September 30, 2017 were:

	Capital Expenditures(1) (in millions)	Average Drilling Rigs
Eagle Ford Shale	$135	1.0
Wolfcamp Shale(2)	239	2.0
Altamont	68	1.7
Total	$442	4.7

(1) Represents accrual-based capital expenditures.
(2) Includes approximately $29 million of acquisition capital.

Debt. As of September 30, 2017, our total debt was approximately $4.0 billion, comprised of $29 million in senior secured term loans with maturity dates in 2018 and 2019, $505 million outstanding under the RBL Facility which matures in 2019, $2.0 billion in senior unsecured notes due in 2020, 2022 and 2023, and $1.5 billion in senior secured notes due in 2024 and 2025. For additional details on our long-term debt, including maturities, borrowing capacity and restrictive covenants under our debt agreements, see above and Part I, Item 1, Financial Statements, Note 6.

Overview of Cash Flow Activities.  Our cash flows are summarized as follows (in millions):

	Nine months ended September 30,
	2017	2016
Cash Inflows
Operating activities
Net (loss) income	$(129)	$119
Gain on sale of assets	—	(78)
Loss (gain) on extinguishment of debt	16	(384)
Other income adjustments	394	369
Changes in assets and liabilities	14	629
Total cash flow from operations	$295	$655

Investing activities
Proceeds from the sale of assets	—	389
Cash inflows from investing activities	$—	$389

Financing activities
Proceeds from issuance of long-term debt	$1,645	$630
Contributions from parent	4	—
Cash inflows from financing activities	$1,649	$630

Total cash inflows	$1,944	$1,674

Cash Outflows
Investing activities
Capital expenditures	$405	$398
Cash paid for acquisitions	29	—
Cash outflows from investing activities	$434	$398

Financing activities
Repayments and repurchases of long-term debt	$1,484	$1,239
Debt issue costs	21	24
Cash outflows from financing activities	$1,505	$1,263

Total cash outflows	$1,939	$1,661

Net change in cash and cash equivalents	$5	$13

Contractual Obligations

We are party to various contractual obligations. Some of these obligations are reflected in our financial statements, such as liabilities from financing obligations and commodity-based derivative contracts, while other obligations, such as operating leases and capital commitments, are not reflected on our consolidated balance sheet. The following table and discussion summarizes our contractual cash obligations as of September 30, 2017, for each of the periods presented:

	2017	2018- 2019	2020 - 2021	Thereafter	Total
			(in millions)
Financing obligations:
Principal	$—	$534	$1,200	$2,269	$4,003
Interest	77	604	382	428	1,491
Liabilities from derivatives	1	1	—	—	2
Operating leases	2	10	10	22	44
Other contractual commitments and purchase obligations:
Volume and transportation commitments	17	126	109	47	299
Other obligations	14	42	—	—	56
Total contractual obligations	$111	$1,317	$1,701	$2,766	$5,895

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
Commodity Price Risk
The table below presents the change in fair value of our commodity-based derivatives due to hypothetical changes in oil and natural gas prices, discount rates and credit rates at September 30, 2017:

		Oil, Natural Gas and NGLs Derivatives
		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
			(in millions)
Price impact(1)	$64	$13	$(51)	$108	$44

		Oil, Natural Gas and NGLs Derivatives
		1 Percent Increase		1 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
			(in millions)
Discount rate(2)	$64	$63	$(1)	$64	$—
Credit rate(3)	$64	$63	$(1)	$64	$—

(1)	Presents the hypothetical sensitivity of our commodity-based derivatives to changes in fair values arising from changes in oil, natural gas and NGLs prices.

(2)	Presents the hypothetical sensitivity of our commodity-based derivatives to changes in the discount rates we used to determine the fair value of our derivatives.

(3)	Presents the hypothetical sensitivity of our commodity-based derivatives to changes in credit risk of our counterparties.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our interim Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is accurate, complete and timely. Our management, including our CEO and our CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
     There were no changes in EP Energy LLC’s internal control over financial reporting during the first nine months of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EP ENERGY LLC

Date: November 3, 2017	/s/ Kyle A. McCuen
Kyle A. McCuen
Vice President, Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 3, 2017	/s/ Francis C. Olmsted III
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