Form 10-K
period 2017-12-31
EP Energy LLC
filed 2018-03-02
CIK 1555082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
When we refer to oil and natural gas in “equivalents,” we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. Equivalent volumes are computed with natural gas converted to barrels at a ratio of six Mcf to one Bbl. Also, when we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
When we refer to “us”, “we”, “our”, “ours”, “the Company”, or “EP Energy”, we are describing EP Energy LLC and/or its subsidiaries.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risks and uncertainties, many of which are beyond our control. These forward-looking statements are based on assumptions or beliefs that we believe to be reasonable; however, assumed facts almost always vary from the actual results and such variances can be material. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur. The words “believe”, “expect”, “estimate”, “anticipate”, "plan", “intend”, "could" and “should” and similar expressions will generally identify forward-looking statements. All of our forward-looking statements are expressly qualified by these and the other cautionary statements in this Annual Report, including those set forth in Item 1A, "Risk Factors". Important factors that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements include, among others:
•the volatility of and potential for sustained low oil, natural gas, and NGLs prices;

•	the supply and demand for oil, natural gas and NGLs;

•	changes in commodity prices and basis differentials for oil and natural gas;

•	our ability to meet production volume targets;

•	the uncertainty of estimating proved reserves and unproved resources;

•	the future level of operating and capital costs;

•	the availability and cost of financing to fund future exploration and production operations;

•	the success of drilling programs with regard to proved undeveloped reserves and unproved resources;

•	our ability to comply with the covenants in various financing documents;

•	our ability to obtain necessary governmental approvals for proposed exploration and production projects and to successfully construct and operate such projects;

•	actions by credit rating agencies;

•	credit and performance risks of our lenders, trading counterparties, customers, vendors, suppliers and third party operators;

•
general economic and weather conditions in geographic regions or markets we serve, or where operations are located, including the risk of a global recession and negative impact on demand for oil and/or natural gas;

•	the uncertainties associated with governmental regulation, including any potential changes in federal and state tax laws and regulations;

•	competition; and

•
the other factors described under Item 1A, “Risk Factors,” on pages 2 through 22 of this Annual Report on Form 10-K, and any updates to those factors set forth in our subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

iii

PART I
ITEM 1. BUSINESS
EP Energy LLC (EP Energy), a wholly-owned subsidiary of EP Energy Corporation, is a Delaware limited liability company formed in 2012.  Our strategy is to invest in opportunities that provide the highest return across our asset base, continually seek out operating and capital efficiencies, effectively manage costs, and identify accretive acquisition opportunities and divestitures, all with the objective of enhancing our portfolio, growing asset value, improving cash flow, increasing financial flexibility and providing an attractive return to our parents' shareholders.
We operate through a diverse base of producing assets and are focused on the development of our drilling inventory located in three areas: the Permian basin in West Texas, the Eagle Ford Shale in South Texas, and the Altamont Field in the Uinta basin in Northeastern Utah. As of December 31, 2017, we had proved reserves of 392.1 MMBoe (52% oil and 72% liquids) and for the year ended December 31, 2017, we had average net daily production of 82,257 Boe/d (56% oil and 74% liquids).
Each of our areas is characterized by a long-lived reserve base and high drilling success rates. We have established significant contiguous leasehold positions in each area, representing approximately 455,000 net (608,000 gross) acres in total.
We evaluate opportunities in our portfolio that are aligned with our strategy and our core competencies and that are in areas that we believe can provide an attractive return on our invested dollars and offer a competitive advantage. In addition to opportunities in our current portfolio, strategic acquisitions of leasehold acreage or acquisitions of producing assets can allow us to leverage existing expertise in our operating areas, balance our exposure to regions, basins and commodities, help us achieve or enhance risk-adjusted returns competitive with those available in our existing programs and increase our reserves. We also continuously evaluate our asset portfolio and will sell oil and natural gas properties if they no longer meet our long-term objectives.
The following table provides a summary of oil, natural gas and NGLs reserves as of December 31, 2017 and production data for the year ended December 31, 2017 for each of our areas of operation.

	Estimated Proved Reserves(1)
	Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Total (MMBoe)	Liquids (%)	Proved Developed (%)(2)	Average Net Daily Production (MBoe/d)
Eagle Ford Shale	86.1	32.1	182.0	148.5	80%	56%	35.7
Permian	55.2	47.4	313.6	154.9	66%	49%	28.7
Altamont	62.6	—	156.7	88.7	71%	66%	17.9
Total	203.9	79.5	652.3	392.1	72%	56%	82.3

(1)	Proved reserves were evaluated based on the average first day of the month spot price for the preceding 12-month period of $51.34 per Bbl (WTI) and $2.98 per MMBtu (Henry Hub).
(2)    Includes 13 MMBoe of proved developed non-producing reserves representing 3% of total net proved reserves at December 31, 2017.

Approximately 205 MMBoe, or 52%, of our total proved reserves are proved developed producing assets, which generated average production of 82.3 MBoe/d in 2017 from approximately 1,608 wells. As of December 31, 2017, we had approximately 204 MMBbls of proved oil reserves, 80 MMBbls of proved NGLs reserves and 652 Bcf of proved natural gas reserves, representing 52%, 20% and 28%, respectively, of our total proved reserves. For the year ended December 31, 2017, 74% of our production was related to oil and NGLs versus 70% in 2016.
As of December 31, 2017, we operated 92% of our producing wells. This control provides us with flexibility around the amount and timing of capital spending and has allowed us to improve our capital and operating efficiencies. We also employ a function-based organizational structure to accelerate knowledge sharing, innovation, evaluation and target efficiencies across our drilling, completion and operating activities across our operating areas. In 2017, we completed 149 wells with a success rate of 100%, adding approximately 24 MMBoe of proved reserves (70% of which were liquids). As of December 31, 2017, we also had a total of 47 wells drilled, but not completed across our programs.
Available Information
Our website is http://www.epenergy.com. We make available, free of charge on or through our website, our annual, quarterly and current reports, and any amendments to those reports, including related exhibits and supplemental schedules, as soon as is reasonably possible after these reports are filed or furnished with the Securities and Exchange Commission (SEC). Information about each of the Board members, each of the Board’s standing committee charters, and the Corporate Governance

Guidelines of our parent, EP Energy Corporation, as well as a copy of our Code of Conduct are also available, free of charge, through our website. Information contained on our website is not part of this report.

ITEM 1A.    RISK FACTORS
Risks Related to Our Business and Industry
The prices for oil, natural gas and NGLs are highly volatile and sustained lower prices have adversely affected, and may continue to adversely affect, our business, results of operations, cash flows and financial condition.
Our success depends upon the prices we receive for our oil, natural gas and NGLs. These commodity prices historically have been highly volatile and are likely to continue to be volatile in the future, especially given current global geopolitical and economic conditions. Oil and natural gas prices significantly declined in the second half of 2014, with sustained lower prices continuing throughout 2015, 2016 and 2017. There is a risk that commodity prices will remain volatile and, despite a modest recovery in late 2017, commodity prices could remain depressed for a sustained period. The prices for oil, natural gas and NGLs are subject to a variety of factors that are outside of our control, which include, among others:

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
Governmental actions may also affect oil, natural gas and NGLs prices.
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
In addition, the credit markets for companies in the energy sector in recent years have experienced a period of turmoil and upheaval as commodity prices have been volatile. These circumstances and events have led to reduced credit availability, tighter lending standards and higher interest rates on loans for companies in the energy industry, especially non-investment grade companies. While we cannot predict the future condition of the credit markets, future turmoil in the credit markets could have a material adverse effect on our business, liquidity, financial condition and cash flows, particularly if our ability to borrow money from lenders or access the capital markets to finance our operations were to be impaired. Our primary source of liquidity beyond cash flow from operations is our RBL Facility. At December 31, 2017 we had $595 million outstanding under the facility and a borrowing base of $1.4 billion. In January 2018, as a result of exchanging $954 million, $54 million and $139 million of the outstanding amount of our senior unsecured notes maturing in May 2020, September 2022 and June 2023, respectively, the borrowing base was reduced to $1.36 billion.
Although we believe that the banks participating in the RBL Facility have adequate capital and resources, we can provide no assurance that all of those banks will continue to operate as going concerns in the future, or continue to participate in the facility. If any of the banks in our lending group were to fail or choose not to participate, it is possible that the borrowing capacity under the RBL Facility would be reduced. In the event of such reduction, we could be required to obtain capital from alternate sources or find additional RBL participants in order to finance our capital needs. Our options for addressing such capital constraints would include, but not be limited to, obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of the RBL Facility, and accessing the public and private capital markets. In addition, we may delay certain capital expenditures to ensure that we maintain appropriate levels of liquidity. If it became necessary to access additional capital, any such alternatives could have terms less favorable than the current terms under the RBL Facility, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our future drilling locations are in various stages of evaluation, ranging from a location which is ready to drill to a location that will require substantial additional interpretation. There is no way to predict in advance of drilling and testing whether any particular location will yield oil, natural gas or NGLs in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively, prior to drilling, whether oil, natural gas or NGLs will be present or, if present, whether oil, natural gas or NGLs will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil, natural gas or NGLs exist, we may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production from the well or abandonment of the well. We cannot assure you that the analogies we draw from available data from other wells, more fully explored locations or producing fields will be applicable to our other identified drilling locations. Further, initial production rates reported by us or other operators may not be indicative of future or long-term production rates.  The cost of drilling, completing and operating any well is often uncertain, and new wells may not be productive.
We require substantial capital expenditures to conduct our operations, engage in acquisition activities and replace our production, and we may be unable to obtain needed financing on satisfactory terms necessary to execute our operating strategy.
We require substantial capital expenditures to conduct our exploration, development and production operations, engage in acquisition activities and increase our proved reserves and production. In 2017, we spent total capital of $587 million. We have established a capital budget for 2018 of approximately $600 million to $650 million (not including acquisition capital) and we intend to rely on cash flow from operating activities and available cash and borrowings under the RBL Facility as our primary sources of liquidity. For a discussion of liquidity, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. We also may engage in asset sale transactions to, among other things, fund capital expenditures when market conditions permit us to complete transactions on terms we find acceptable. There can be no assurance that such sources will be available to us or sufficient to fund our exploration, development and acquisition activities. If our revenues and cash flows continue to decrease in the future as a result of sustained declines in commodity prices or a reduction in production levels, and we are unable to obtain additional equity or debt financing in the capital markets or access alternative sources of funds, we may be required to reduce the level of our capital expenditures and may lack the capital necessary to increase or even maintain our reserves and production levels.
Our future revenues, cash flows and spending levels are subject to a number of factors, including commodity prices, the level of production from existing wells and our success in developing and producing new wells. Further, our ability to access funds under the RBL Facility is based on a borrowing base, which is subject to periodic redeterminations (in April and November) based on our proved reserves and pricing models that will be determined by our lenders at such time. If the prices for oil and natural gas decline, if we have a downward revision in estimates of our proved reserves, or if we sell additional oil and natural gas reserves, our borrowing base may be reduced.
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
We use fixed price financial options and swaps to mitigate our commodity price and basis exposures. However, we do not typically hedge all of these exposures, and typically do not hedge any of these exposures beyond several years. Our derivative contracts (primarily fixed price derivatives) as of December 31, 2017, will allow us to realize a weighted average price of $58.68 per barrel on 13.6 MMBbls of oil and $3.04 per MMBtu on 26 TBtu of natural gas in 2018 and a weighted average price of $2.97 per MMBtu on 7 TBtu of natural gas in 2019. We have limited price protection in 2019 and none past this timeframe. As a result, we have substantial commodity price and basis exposure since our business has multi-year drilling programs for our proved reserves and unproved resources, particularly as our existing hedges roll off.
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
To the extent we enter into derivative contracts to manage our commodity price and basis exposures, we may forego the benefits we could otherwise experience if such prices were to change favorably and we could experience losses to the extent that these prices were to increase above the fixed price.  In addition, these hedging arrangements also expose us to the risk of financial loss in the following circumstances, among others:

•	when production is less than expected or less than we have hedged;

•	when the counterparty to the hedging instrument defaults on its contractual obligations;

•	when there is an increase in the differential between the underlying price in the hedging instrument and actual prices received; and

•	when there are issues with respect to legal enforceability of such instruments.
Our derivative counterparties are typically large financial institutions. We are subject to the risk of loss on our derivative instruments as a result of non-performance by counterparties to the terms of their obligations. The risk that a counterparty may default on its obligations is heightened when there is a significant decline in commodity prices. The ability of our counterparties to meet their obligations to us on hedge transactions could reduce our revenue from hedges at a time when we are also receiving a lower price for our oil and natural gas sales. As a result, our business, results of operations and financial condition could be materially adversely affected.

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
We account for our activities under the successful efforts method of accounting. Changes in the estimated fair value of these reserves could result in a write-down in the carrying value of our oil and natural gas properties, which could be substantial and could have a material adverse effect on our net income and stockholders’ equity. Lower estimated fair value of these reserves could also result in lower recorded reserves, which would increase our depreciation, depletion and amortization rates and decrease earnings.
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
Our oil and natural gas exploration and production activities are subject to all of the inherent risks associated with drilling for and producing natural gas and oil, including the possibility of:

•
Adverse weather conditions, natural disasters, and/or other climate related matters—including extreme cold or heat, lightning and flooding, severe drought, fires, earthquakes, hurricanes, tropical storms, tornadoes and other natural disasters. Although the potential effects of climate change on our operations (such as hurricanes, flooding, etc.) are uncertain at this time, changes in climate patterns could also have a negative impact upon our operations in the future, particularly with regard to any of our facilities that are located in or near coastal regions;

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
While we maintain insurance against some of these risks in amounts that we believe are reasonable, our insurance coverages have material deductibles, self-insurance levels and limits on our maximum recovery and do not cover all risks. For example, from time to time, we may not carry, or may be unable to obtain, on terms that we find acceptable and/or reasonable, insurance coverage for certain exposures, including, but not limited to certain environmental exposures (including potential environmental fines and penalties), business interruption and named windstorm/hurricane exposures and, in limited circumstances, certain political risk exposures. The premiums and deductibles we pay for certain insurance policies are also subject to the risk of substantial increases over time that could negatively impact our financial results. In addition, we may not be able to renew existing insurance policies or procure desirable insurance on commercially reasonable terms. There is also a risk that our insurers may default on their insurance coverage obligations or that amounts for which we are insured, or that the proceeds of such insurance, will not compensate us fully for our losses. Any of these outcomes could have a material adverse effect on our business, results of operations and financial condition.

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
For the year ended December 31, 2017, eleven purchasers accounted for approximately 89% of our oil revenues. We depend upon a limited number of significant purchasers for the sale of most of our production. The loss of any of these customers, should we be unable to replace them, could adversely affect our revenues and have a material adverse effect on our financial condition and results of operations. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have access to suitably liquid markets for our future production.
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
Also, some of our assets are located and operate on federal, state, local or tribal lands and are typically regulated by one or more federal, state or local agencies. For example, we have drilling and production operations that are located on federal lands, which are regulated by the Department of the Interior (DOI), particularly by the Bureau of Land Management (BLM). We also have operations on Native American tribal lands, which are regulated by the DOI, particularly by the Bureau of Indian Affairs (BIA), as well as local tribal authorities. Operations on these properties are often subject to additional regulations and compliance obligations, which can delay our access to such lands and impose additional compliance costs. There are also various laws and regulations that regulate various market practices in the industry, including antitrust laws and laws that prohibit fraud and manipulation in the markets in which we operate. The authority of the Federal Trade Commission and the CFTC to impose penalties for violations of laws or regulations has generally increased over the last few years.
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
The Sponsors and other legacy investors own approximately 83 percent of the equity interests in our parent company and may have conflicts of interest with us and or the public investors.
Investment funds affiliated with, and one or more co-investment vehicles controlled by, our Sponsors (affiliates of Apollo Global Management LLC, Riverstone Holdings LLC, Access Industries and Korea National Oil Corporation, collectively, the Sponsors) and other legacy investors collectively own approximately 83 percent of the equity interests in our parent company, EP Energy Corporation, and such persons or their designees hold substantially all of the seats on the board of directors of EP Energy Corporation. As a result, the Sponsors and such other investors have control over our decisions to enter into certain corporate transactions and have the ability to prevent any transaction that typically would require the approval of stockholders, regardless of whether holders of our notes believe that any such transactions are in their own best interests. For example, the Sponsors and other legacy investors could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional equity, debt, or declare dividends or other distributions to our equity holders. So long as investment funds affiliated with the Sponsors and other such investors continue to indirectly own a majority of the outstanding shares of our equity interests or otherwise control a majority of the board of directors of our parent, these investors will continue to be able to strongly influence or effectively control our decisions. The indentures governing the notes and the credit agreements governing the RBL Facility and our senior secured term loan permit us, under certain circumstances, to pay advisory and other fees, pay dividends and make other restricted payments to the Sponsors and other investors, and the Sponsors and such other investors or their respective affiliates may have an interest in our doing so.
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
Our executive officers and other members of our senior management have substantial experience and expertise in our business and industry. We do not have key man or similar life insurance covering our executive officers and other members of senior management. The unexpected loss of services of one or more of our executive officers or members of senior management could have a material adverse effect on our business.
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
We may be subject to regulation that restricts our ability to discharge water produced as part of our operations. Productive zones frequently contain water that must be removed in order for the oil and natural gas to produce, and our ability to remove and dispose of sufficient quantities of water from the various zones will determine whether we can produce oil and natural gas in commercial quantities. The produced water must be transported from the lease and injected into disposal wells. The availability of disposal wells with sufficient capacity to receive all of the water produced from our oil and natural gas wells may affect our ability to produce our oil and natural gas wells. Also, the cost to transport and dispose of that water, including the cost of complying with regulations concerning water disposal, may reduce our profitability.
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
Although many of our reserves are located on leases that are held-by-production or held by continuous development, we do have provisions in a number of our leases that provide for the lease to expire unless certain conditions are met, such as drilling having commenced on the lease or production in paying quantities having been obtained within a defined time period. If commodity prices remain low or we are unable to allocate sufficient capital to meet these obligations, there is a risk that some of our existing proved reserves and some of our unproved inventory/acreage could be subject to lease expiration or a requirement to incur additional leasehold costs to extend the lease. This could result in impairment of remaining costs, a reduction in our reserves and our growth opportunities (or the incurrence of significant costs) and therefore could have a material adverse effect on our financial results.
If oil and/or natural gas prices decrease, we may be required to take write-downs of the carrying values of our properties, which could result in a material adverse effect on our results of operations and financial condition.
Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for impairment. Under the successful efforts method of accounting, we review our oil and natural gas properties upon a triggering event (such as a significant and sustained decline in forward commodity prices or a significant change in current and anticipated allocated capital) to determine if impairment of such properties is necessary. Significant undeveloped leasehold costs are assessed for impairment at a lease level or resource play level based on our current exploration plans, while leasehold acquisition costs associated with prospective areas that have limited or no previous exploratory drilling are generally assessed for impairment by major prospect area. Proved oil and natural gas property values are reviewed when circumstances suggest the need for such a review and may occur if actual discoveries in a field are lower than anticipated reserves, reservoirs produce below original estimates or if commodity prices fall to a level that significantly affects anticipated future cash flows on the property. If required, the proved properties are written down to their estimated fair market value based on proved reserves and other market factors.
As of December 31, 2017, our estimated reserves are based on the average first day of the month spot price for the preceding 12-month period of $51.34 per barrel of oil (which is below the forward strip price as of December 31, 2017) and $2.98 per MMBtu of natural gas, as required by the SEC Regulation S-X, Rule 4-10 as amended. We may incur impairment charges on our proved property in the future depending on the fair value of our proved reserves, which are subject to change as a result of factors such as prices, costs and well performance. We could also incur significant impairment charges of our unproved property should low oil prices not justify sufficient capital allocation to the continued development of our unproved properties, among other factors. These impairment charges could have a material adverse effect on our results of operations and financial condition for the periods in which such charges are taken.
Sector cost inflation could adversely affect our profitability, cash flows and ability to execute our development plans as scheduled and on budget.
Historically, our capital and operating costs have risen during periods of increasing oil and natural gas prices. In particular, decreased levels of drilling activity in the oil and gas industry in recent years led to declining costs of some oilfield services and supplies. However, during 2017, increases in U.S. onshore drilling and completion activity resulted in higher demand for oilfield services and supplies. As a result, the costs of drilling, equipping and operating wells and infrastructure began to experience some inflation. If this trend continues, and if the commodity price recovery is robust, we expect industry exploration and production activities to continue to increase, resulting in even higher demand for oilfield services and supplies, which could result in significant sector price inflation. Such costs may rise faster than our revenues increase, which could negatively impact our profitability, cash flows and ability to execute our development plans as scheduled and on budget. This impact may be magnified to the extent that our ability to participate in the commodity price increases is limited by our derivative activities.

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
Legislation and regulatory initiatives intended to address pipeline safety could increase our operating costs.
Gas pipelines are subject to construction, installation, operation and safety regulation by the U.S. Department of Transportation (DOT), and various other federal, state and local agencies. Congress has enacted several pipeline safety acts over the years. Currently, the Pipeline and Hazardous Materials Safety Administration (PHMSA) under DOT administers pipeline safety requirements for natural gas and hazardous liquid pipelines. These regulations, among other things, address pipeline integrity management and pipeline operator qualification rules. In June 2016, Congress approved new pipeline safety legislation, the “Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016” (the “PIPES Act”), which provides the PHMSA with additional authority to address imminent hazards by imposing emergency restrictions, prohibitions, and safety measures on owners and operators of gas or hazardous liquids pipeline facilities. Significant expenses could be incurred in the future if additional safety measures are required or if safety standards are raised and exceed the current pipeline control system capabilities.
Recently, the PHMSA has proposed additional regulations for gas pipeline safety. For example, in March 2016, the PHMSA proposed a rule that would expand integrity management requirements beyond High Consequence Areas to gas pipelines in newly defined Moderate Consequence Areas. The public comment period closed in July 2016. Also, in January 2017, the PHMSA released an advance copy of its final rules to expand its safety regulations for hazardous liquid pipelines by, among other things, expanding the required use of leak detection systems, requiring more frequent testing for corrosion and other flaws, and requiring companies to inspect pipelines in areas affected by extreme weather or natural disasters. The final rule was withdrawn by the PHMSA in January 2017, and it is unclear whether and to what extend the PHMSA will move forward with its regulatory reforms.

Regulation relating to climate change and energy conservation could result in increased operating costs and reduced demand for oil and natural gas we produce.
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (GHGs) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. In response to its endangerment finding, the EPA has adopted regulations restricting emissions of GHGs from motor vehicles and certain large stationary sources. The EPA adopted the stationary source rule, also known as the “Tailoring Rule,” in May 2010, and it also became effective January 2011, although the U.S. Supreme Court partially invalidated the rule in an opinion issued in June 2014.  The Tailoring Rule remains applicable for those facilities considered major sources of six other “criteria” pollutants. In August 2016, the EPA proposed changes needed to bring EPA’s air permitting regulations in line with the Supreme Court’s decision on greenhouse gas permitting. The proposed rule was published in the Federal Register in October 2016 and the public comment period closed in December 2016.

Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including NGLs fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA expanded its existing GHG reporting rule to include onshore and offshore oil and natural gas production and onshore processing, transmission, storage and distribution facilities, which includes certain of our facilities, beginning in 2012 for emissions occurring in 2011.  Amendments to the GHG reporting rule, revising certain calculation methods and clarifying certain terms, became final in early 2015.  Effective January 1, 2016, the EPA extended the reporting rule to include emissions from completions and workovers of oil wells using hydraulic fracturing, as well as emissions from gathering and boosting systems. As a result of this continued regulatory focus, future GHG regulations of the oil and natural gas industry remain a possibility.
On November 15, 2016, the BLM finalized a waste prevention rule for oil and gas facilities on onshore federal and Indian leases to prohibit venting, limit flaring, require leak detection, and allow adjustment of royalty rates for new leases. State and industry groups have challenged the rule in federal court, asserting that the BLM lacks the authority to prescribe air quality regulations. The rule went into effect in January 2017 and could require installation of tank vapor controls at over 70 existing well sites in the Altamont area at an estimated cost of approximately $5 million. However, on March 28, 2017, the President signed an executive order directing the BLM to review the above rule and, if appropriate, to initiate a rulemaking to rescind or revise it. Accordingly, on December 8, 2017, the BLM published a final rule to suspend or delay certain requirements of its 2016 waste prevention rule until January 17, 2019. However, on February 22, 2018, a federal district court in California issued a preliminary injunction against BLM's suspension of the 2016 waste prevention rule. Also, on February 22, 2018, the BLM published proposed amendments to the final rule that would eliminate certain air quality provisions, including those that would require us to install tank vapor controls. At this time, it is uncertain to what extent the BLM's waste prevention rule will apply.
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
At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France.  The text of the resulting Paris Agreement calls for nations to undertake “ambitious efforts” to “hold the increase in global average temperatures to well below 2 ºC above preindustrial levels and pursue efforts to limit the temperature increase to 1.5 ºC above pre-industrial levels;” reach global peaking of GHG emissions as soon as possible; and take action to conserve and enhance sinks and reservoirs of GHGs, among other requirements. The Paris Agreement went into effect in November 2016. However, in June 2017, the President announced that the United States would withdraw from the Paris Agreement, and began negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. It is not clear what steps the Presidential administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Furthermore, in response to the announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.
Regulation of GHG emissions could result in reduced demand for our products, as oil and natural gas consumers seek to reduce their own GHG emissions. As our operations also emit GHGs directly, current and future laws or regulations limiting such emissions could increase our own costs. Any regulation of GHG emissions, including through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could have a material adverse effect on our business, results of operations and financial condition.
Further, there have been various legislative and regulatory proposals at the federal and state levels to provide incentives and subsidies to (i) shift more power generation to renewable energy sources and (ii) support technological advances to drive less energy consumption. These incentives and subsidies could have a negative impact on oil, natural gas and NGLs consumption. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages, or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.
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
Our operations may be exposed to significant delays, costs and liabilities as a result of environmental and health and safety laws and regulations applicable to our business.
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
We use hydraulic fracturing extensively in our operations. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The Safe Drinking Water Act (SDWA) regulates the underground injection of substances through the Underground Injection Control (UIC) program. While hydraulic fracturing generally is exempt from regulation under the UIC program, Congress has in recent legislative sessions considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process. In addition, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program as “Class II” UIC wells. Also, in June 2016, EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.
In August 2012, the EPA published final regulations under the Clean Air Act (CAA) that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA promulgated New Source Performance Standards establishing emission limits for sulfur dioxide (SO2) and volatile organic compounds (VOCs). The final rules require a 95% reduction in VOCs emitted by mandating the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. Until this date, emissions from fractured and refractured gas wells were to be reduced through reduced emission completions or combustion devices. The rules also establish new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. In response to numerous requests for reconsideration of these rules from both industry and the environmental community and court challenges to the final rules, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, in May 2016, the EPA amended its regulations to impose new standards for methane and VOC emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, the President directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. In June 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.
In March 2015, the Bureau of Land Management (BLM) published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. In June 2016, the United States District Court for Wyoming set aside the rule, holding that the BLM lacked Congressional authority to promulgate the rule. The BLM has appealed the decision to the Tenth Circuit Court of Appeals. On March 28, 2017, the President signed an executive order directing the BLM to review the rule and, if appropriate, to initiate a rulemaking to rescind or revise it. In December 2017, the BLM published a final rule to rescind the 2015 hydraulic fracturing rule. Further legal challenges are expected. At this time, it is uncertain when, or if, the rules will be implemented, and what impact they would have on our operations.

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
Several states and local jurisdictions in which we operate have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. For example, Texas enacted a law requiring oil and natural gas operators to publicly disclose the chemicals used in the hydraulic fracturing process, effective as of September 1, 2011. The Texas Railroad Commission adopted rules and regulations applicable to all wells for which the Texas Railroad Commission issues an initial drilling permit on or after February 1, 2012. The regulations require that well operators disclose the list of chemical ingredients subject to the requirements of the Occupational Safety and Health Administration (OSHA) for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission. Furthermore, in May 2013, the Texas Railroad Commission issued an updated “well integrity rule,” addressing requirements for drilling, casing and cementing wells, which took effect in January 2014. In addition, Utah’s Division of Oil, Gas and Mining passed a rule in October 2012 requiring all oil and gas operators to disclose the amount and type of chemicals used in hydraulic fracturing operations using the national registry FracFocus.org.
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
On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the Act) that significantly reforms the Internal Revenue Code of 1986, as amended (the Code). Among other changes, the Act (i) permanently reduces the U.S. corporate income tax rate, (ii) repeals the corporate alternative minimum tax, (iii) eliminates the deduction for certain domestic production activities, (iv) imposes new limitations on the utilization of net operating losses generated after 2017, and (v) provides for more general changes to the taxation of corporations, including changes to cost recovery rules and to the deductibility of interest expense, which may impact the taxation of oil and gas companies. Given the complexity and breadth of the Act, the ultimate impact of the Act may differ from our estimates due to changes in interpretations and assumptions made by us as well as additional regulatory guidance that may be issued, and any such changes in our interpretations or assumptions could have an adverse effect on our business, results of operations, and financial condition.
In past years, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws, including:

•	the repeal of the percentage depletion allowance for oil and gas properties;

•	the elimination of current expensing of intangible drilling and development costs; and

•	an extension of the amortization period for certain geological and geophysical expenditures.
While these specific changes are not included in the Act, no accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. The elimination of such U.S. federal tax deductions, as well as any other changes to or the imposition of new federal, state, local or non-U.S. taxes (including the imposition of, or increases in production, severance or similar taxes) could have a material adverse effect on our business, results of operations and financial condition.
We have certain contingent liabilities that could exceed our estimates.
We have certain contingent liabilities associated with litigation, regulatory, environmental and tax matters described in Part II, Item 8, "Financial Statements and Supplementary Data", Note 8 to our consolidated financial statements and elsewhere in this Annual Report on Form 10-K. In addition, the positions taken in our federal, state, local and previously in non-U.S. tax returns require significant judgments, use of estimates and interpretation of complex tax laws. Although we believe that we have established appropriate reserves for our litigation, regulatory, environmental and tax matters, we could be required to accrue additional amounts in the future and/or incur more actual cash expenditures than accrued for and these amounts could be material.
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
In addition, the RBL Facility requires us to comply with certain financial covenants. See Part II, Item 8, "Financial Statements and Supplementary Data", Note 7 for additional discussion of the RBL covenants.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
A description of our properties is included in Part I, Item 1, "Business".
ITEM 3.    LEGAL PROCEEDINGS
A description of our material legal proceedings is included in Part II, Item 8, "Financial Statements and Supplementary Data", Note 8, and is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our equity securities are privately held by our sole member and thus there is no established public trading market for our membership interests.
ITEM 6.    SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
Set forth below is our selected historical consolidated financial data for the periods and as of the dates indicated.  We have derived the selected historical consolidated balance sheet data as of December 31, 2017 and December 31, 2016 and the statements of income data and statements of cash flow data for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, from the audited consolidated financial statements of EP Energy LLC included in this Annual Report on Form 10-K.  We have derived the selected historical consolidated balance sheet data as of December 31, 2015, 2014 and 2013 and the statements of income data and statements of cash flow data for the year ended December 31, 2014 and 2013 from the consolidated financial statements of EP Energy LLC, which are not included in this Annual Report on Form 10-K.  Financial statements for the years ended and as of December 31, 2014 and 2013 present certain domestic natural gas assets and our Brazil operations as discontinued operations prior to their sale.

The following selected historical financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Results of Operations
Operating revenues	$1,066	$767	$1,908	$3,084	$1,576
Impairment charges	2	2	4,299	2	2
Operating income (loss)	139	(98)	(3,955)	1,577	384
(Loss) gain on extinguishment of debt	(16)	384	(41)	—	(9)
Interest expense	(326)	(312)	(330)	(316)	(321)
(Loss) income from continuing operations	(203)	(21)	(3,212)	141	42

Cash Flow
Net cash provided by (used in):
Operating activities	$372	$779	$1,305	$1,295	$975
Investing activities	(577)	(144)	(1,543)	(2,064)	(475)
Financing activities	234	(643)	241	742	(515)

	As of December 31,
	2017	2016	2015	2014	2013
	(in millions)
Financial Position
Total assets	$4,891	$4,757	$5,828	$10,129	$8,245
Long-term debt, net of debt issue costs	4,022	3,789	4,812	4,533	3,958
Member’s equity	383	602	608	3,782	3,455
Factors Affecting Trends. Our operating revenues include realized and unrealized gains or losses on financial derivatives. For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, we recorded realized and unrealized gains of $41 million, losses of $73 million, gains of $667 million, gains of $985 million and losses of $52 million on financial derivatives, respectively. For the year ended December 31, 2015, we recorded non-cash impairment charges of approximately $4.3 billion on our proved and unproved properties. Additional items affecting trends were a gain on sale of assets of $78 million and a gain on extinguishment of debt of $384 million recorded during the year ended December 31, 2016.

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
Our Business
Overview.  We are an independent exploration and production company engaged in the acquisition and development of unconventional onshore oil and natural gas properties in the United States. We operate through a diverse base of producing assets and are focused on providing returns through the development of our drilling inventory located in three areas: the Permian basin in West Texas, the Eagle Ford Shale in South Texas, and the Altamont Field in the Uinta basin in Northeastern Utah. Below are summary descriptions of each of our programs:

•	Permian. In our Permian basin, we are focused on optimizing our drilling, completion and artificial lift systems. We are currently running one rig in this program.

•	Eagle Ford Shale. The Eagle Ford Shale continues to provide the highest economic returns in our oil portfolio. We are currently running two rigs in this program.

•	Altamont. In Altamont, we are gaining operational efficiencies as we develop this oil field. Our acreage in this area is largely held-by-production. We are currently running two rigs in this program.
Our strategy is to invest in opportunities that provide the highest return across our asset base, continually seek out operating and capital efficiencies, effectively manage costs, and identify accretive acquisition opportunities and divestitures, all with the objective of enhancing our portfolio, growing asset value, improving cash flow, increasing financial flexibility and providing an attractive return to our parent's shareholders. We evaluate opportunities in our portfolio that are aligned with this strategy and our core competencies and that offer a competitive advantage. In addition to opportunities in our current portfolio, strategic acquisitions of leasehold acreage or acquisitions of producing assets allow us to leverage existing expertise in our areas, balance our exposure to regions, basins and commodities, help us to achieve or enhance risk-adjusted returns competitive with those available in our existing programs and increase our reserves. We also continuously evaluate our asset portfolio and will sell oil and natural gas properties if they no longer meet our long-term objectives.
During 2017, we acquired proved and unproved properties located in the Permian basin for approximately $29 million and entered into an agreement to acquire certain producing properties and undeveloped acreage in Eagle Ford primarily in La Salle County for approximately $245 million, subject to customary closing adjustments. Our Eagle Ford acquisition closed on January 31, 2018 and represents a 26 percent expansion of our current Eagle Ford acreage position or approximately 24,500 net acres.  In 2017, we also entered into an agreement to divest certain assets in the Altamont area for approximately $180 million of cash proceeds, subject to customary closing adjustments. This divestiture represents approximately 13 percent of our current Altamont acreage position or approximately 23,330 net acres.  We closed this transaction in February 2018.
From time to time, we will enter into joint ventures to enhance the development of wells, hold acreage and/or improve near-term economics in our programs. In January and May 2017, we entered into drilling joint ventures in our Permian and Altamont programs. In the Permian, our partner may participate in the development of up to 150 wells in two separate 75 well tranches primarily in Reagan and Crockett counties. Our joint venture investor may fund approximately $450 million over the entire program, or approximately 60 percent of the estimated drilling, completion and equipping costs of the wells in exchange for a 50 percent working interest in the joint venture wells.  The first wells under the joint venture began producing in January 2017 and as of December 31, 2017, we have drilled and completed 58 wells in the first tranche. For a further discussion on this joint venture, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 10. In Altamont, our partner is participating in the development of 60 wells and will provide a capital carry in exchange for a 50 percent working interest in the joint venture wells. The first wells under the joint venture began producing in July 2017 and as of December 31, 2017, we have drilled and completed 16 wells. We are the operator of the assets in both joint ventures.

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
In addition to these factors, our future profitability and performance will be affected by volatility in the financial and commodity markets, changes in the cost of drilling and oilfield services, operating and capital costs, and our debt level and related interest costs. Future commodity price changes may affect our future capital spending levels, production rates and/or related operating revenues (net of any associated royalties), levels of proved reserves and development plans, all of which impact performance. Additionally, we may be impacted by weather events, regulatory issues or other third party actions outside of our control.
Forward commodity prices play a significant role in determining the recoverability of proved or unproved property costs on our balance sheet. While prices have generally improved over the past two years, future price declines along with changes to our future capital spending levels, production rates, levels of proved reserves and development plans may result in an impairment of the carrying value of our proved and/or unproved properties in the future, and such charges could be significant.  For a further discussion of our proved and unproved property costs, see Part II, Item 8, "Financial Statements and Supplementary Data", Note 3 and Critical Accounting Estimates for key assumptions and judgments used in these estimations.
Derivative Instruments.  Our realized prices from the sale of our oil, natural gas and NGLs are affected by (i) commodity price movements, including locational or basis price differences that exist between the commodity index price (e.g., WTI) and the actual price at which we sell our commodity and (ii) other contractual pricing adjustments contained in our underlying sales contracts.  In order to stabilize cash flows and protect the economic assumptions associated with our capital investment programs, we enter into financial derivative contracts to reduce the financial impact of downward commodity price movements and unfavorable movements in locational prices. Adjustments to our strategy and the decision to enter into new contracts or positions to alter existing contracts or positions are made based on the goals of the overall company. Because we apply mark-to-market accounting on our derivative contracts, our reported results of operations and financial position can be impacted significantly by commodity price movements from period to period.
During 2017, we (i) settled commodity index hedges on approximately 65% of our oil production, 57% of our total liquids production and 69% of our natural gas production at average floor prices of $60.85 per barrel of oil, $0.44 per gallon of NGLs and $3.28 per MMBtu of natural gas, respectively. To the extent our oil, natural gas and NGLs production is unhedged, either from a commodity index or locational price perspective, our operating revenues will be impacted from period to period. The following table and discussion reflects the contracted volumes and the prices we will receive under derivative contracts we held as of December 31, 2017.

	2018		2019
	Volumes(1)	Average Price(1)	Volumes(1)	Average Price(1)
Oil
Fixed Price Swaps
WTI	4,745	$56.22	—	$—
Three Way Collars
Ceiling - WTI	8,859	$68.15	—	$—
Floors - WTI	8,859	$60.00	—	$—
Sub-Floor - WTI	8,859	$50.00	—	$—
Basis Swaps
LLS vs. WTI(2)	5,110	$2.84	—	$—
Midland vs. Cushing(3)	4,380	$(1.02)	—	$—
NYMEX Roll(4)	3,650	$0.09	—	$—
Natural Gas
Fixed Price Swaps	26	$3.04	7	$2.97
Basis Swaps
WAHA vs. Henry Hub(5)	15	$(0.46)	7	$(0.39)
NGLs
Fixed Price Swaps - Ethane	61	$0.30	—	$—
Fixed Price Swaps - Propane	31	$0.75	—	$—

(1)    Volumes presented are MBbls for oil, TBtu for natural gas and MMGal for NGLs. Prices presented are per Bbl of oil, MMBtu of natural gas and Gal for NGLs.

(2)	EP Energy receives WTI plus the basis spread listed and pays LLS.
(3)    EP Energy receives Cushing plus the basis spread listed and pays Midland.
(4)    These positions hedge the timing risk associated with our physical sales. We generally sell oil for the delivery month at a sales price based on the average NYMEX WTI price during that month, plus an adjustment calculated as a spread between the weighted average prices of the delivery month, the next month and the following month during the period when the delivery month is prompt (the "trade month roll").
(5)     EP Energy receives Henry Hub plus the basis spread listed and pays WAHA.

For the period from January 1, 2018 through February 27, 2018, we entered into the following additional derivative contracts.

	2018		2019
	Volumes(1)	Average Price(1)	Volumes(1)	Average Price(1)
Oil
Fixed Price Swaps
WTI	334	$60.00	730	$55.88
Collars
Ceiling - WTI	1,002	$64.98	—	$—
Floors - WTI	1,002	$55.00	—	$—
Three Way Collars
Ceiling - WTI	—	$—	1,095	$65.05
Floors - WTI	—	$—	1,095	$55.00
Sub-Floor - WTI	—	$—	1,095	$45.00
Basis Swaps
Midland vs. Cushing(2)	306	$(1.06)	—	$—

(1)    Volumes presented are MBbls for oil. Prices presented are per Bbl of oil.
(2)    EP Energy receives Cushing plus the basis spread listed and pays Midland.

For our three-way collar contracts in the tables above, the sub-floor prices represent the price below which we receive
WTI plus a weighted average spread of $10.00 in 2018 and 2019 on the indicated volumes. If WTI is above our sub-floor prices, we receive the noted floor price until WTI exceeds that floor price. Above the floor price, we receive WTI until prices exceed the noted ceiling price in our three way collars, at which time we receive the fixed ceiling price. As of December 31, 2017, the average forward price of oil was $59.31 per barrel of oil for 2018 and $55.87 per barrel of oil for 2019.
Summary of Liquidity and Capital Resources.  As of December 31, 2017, we had available liquidity of approximately $813 million, reflecting $786 million of available liquidity on our Reserve-Based Loan facility (RBL Facility) borrowing base and $27 million of available cash. In 2017 and into the first part of 2018, we took a number of steps to improve our liquidity, expand our financial flexibility and manage our leverage. During 2017, these actions included (i) issuing $1 billion of 8.00% 2025 senior secured notes using the net proceeds to repay/repurchase $830 million of 2020/2021 senior notes and senior secured term loans and repay $111 million under our RBL Facility and (ii) repurchasing for cash a total of $157 million in aggregate principal amount of senior unsecured notes due 2020 and 2023 for approximately $118 million.
In addition, in April 2017, we amended our credit agreement, extending the first lien debt to EBITDAX covenant through March 31, 2019, reducing it such that the ratio of first lien debt to EBITDAX may not exceed 3.0 to 1.0. In 2018, we exchanged approximately $1,147 million of the outstanding amounts of our senior unsecured notes maturing in 2020, 2022 and 2023 for new 9.375% senior secured notes maturing in 2024.  As a result of this transaction the RBL Facility borrowing base was reduced from $1.4 billion to $1.36 billion. Our RBL Facility is our primary source of liquidity beyond our operating cash flow and matures in May of 2019. We are currently working to renew and extend both the maturity of the facility as well as the required covenants thereunder.
During 2017, we also entered into transactions to enhance capital efficiency and pursue acquisitions while doing so in a cash or leverage enhancing manner, including (i) entering into two drilling joint ventures in the Altamont and Permian basin and (ii) entering into our largest acquisition agreement to date in December 2017 in the Eagle Ford for approximately $245 million (which closed on January 31, 2018), while at the same time (iii) entering into an agreement to divest certain assets in Altamont for approximately $180 million (which closed on February 9, 2018). For a further discussion of our liquidity and capital resources, including factors that could impact our liquidity, see Liquidity and Capital Resources.

Production Volumes and Drilling Summary
Production Volumes.  Below is an analysis of our production volumes for the years ended December 31:

	2017	2016	2015
United States (MBoe/d)
Permian	28.7	21.4	19.9
Eagle Ford Shale	35.7	43.5	58.2
Altamont	17.9	16.5	17.1
Other(1)	—	6.2	14.5
Total	82.3	87.6	109.7

Oil (MBbls/d)	46.1	46.6	60.5
Natural Gas (MMcf/d)(1)	127	158	207
NGLs (MBbls/d)	15.0	14.7	14.7

(1)
Primarily consists of Haynesville Shale, which was sold in May 2016. For the years ended December 31, 2016 and 2015, natural gas volumes included 37 MMcf/d and 87 MMcf/d, respectively, from the Haynesville Shale.

•
Permian —Our Permian basin equivalent volumes increased 7.3 MBoe/d (approximately 34%) and oil production increased by 2.8 MBbls/d (approximately 33%) for the year ended December 31, 2017 compared to 2016. Our production increases reflect incremental capital allocated to this program in 2016 and 2017. During 2017, we completed 71 additional operated wells (many of which were completed as part of our joint venture), for a total of 332 net operated wells as of December 31, 2017.

•
Eagle Ford Shale—Our Eagle Ford Shale equivalent volumes decreased by 7.8 MBoe/d (approximately 18%) and oil production decreased by 4.1 MBbls/d (approximately 15%) for the year ended December 31, 2017 compared to 2016. Our production declines reflect natural declines and the slowed pace of development in our drilling program due to reduced capital spending since 2016. During 2017, we completed 53 additional operated wells in the Eagle Ford, for a total of 628 net operated wells as of December 31, 2017.

•
Altamont—Our Altamont equivalent volumes increased 1.4 MBoe/d (approximately 8%) and oil production increased by 0.8 MBbls/d (approximately 7%) for the year ended December 31, 2017 compared to 2016. During 2017, we completed 25 additional operated oil wells, for a total of 377 net operated wells as of December 31, 2017.  We also recompleted 59 wells across our Altamont acreage.

Future volumes across all our assets will be impacted by the level of natural declines, and the level and timing of capital spending in each respective area.

Results of Operations
The information below reflects financial results for EP Energy LLC for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
	2017	2016	2015
		(in millions)
Operating revenues:
Oil	$812	$653	$981
Natural gas	110	122	200
NGLs	103	65	60
Total physical sales	1,025	840	1,241
Financial derivatives	41	(73)	667
Total operating revenues	1,066	767	1,908
Operating expenses:
Oil and natural gas purchases	2	10	31
Transportation costs	115	109	116
Lease operating expense	163	159	186
General and administrative	81	146	148
Depreciation, depletion and amortization	487	462	983
Gain on sale of assets	—	(78)	—
Impairment charges	2	2	4,299
Exploration and other expense	12	5	20
Taxes, other than income taxes	65	50	80
Total operating expenses	927	865	5,863
Operating income (loss)	139	(98)	(3,955)
(Loss) gain on extinguishment of debt	(16)	384	(41)
Interest expense	(326)	(312)	(330)
Loss before income taxes	(203)	(26)	(4,326)
Income tax benefit	—	5	1,114
Net loss	$(203)	$(21)	$(3,212)

Operating Revenues
The table below provides our operating revenues, volumes and prices per unit for the years ended December 31, 2017, 2016 and 2015. We present (i) average realized prices based on physical sales of oil, natural gas and NGLs as well as (ii) average realized prices inclusive of the impacts of financial derivative settlements and premiums which reflect cash received or paid during the respective period.

	Year ended December 31,
	2017	2016	2015
		(in millions)
Operating revenues:
Oil	$812	$653	$981
Natural gas	110	122	200
NGLs	103	65	60
Total physical sales	1,025	840	1,241
Financial derivatives	41	(73)	667
Total operating revenues	$1,066	$767	$1,908
Volumes:
Oil (MBbls)	16,833	17,061	22,078
Natural gas (MMcf)(1)	46,356	57,799	75,533
NGLs (MBbls)	5,465	5,383	5,366
Equivalent volumes (MBoe)(1)	30,024	32,077	40,033
Total MBoe/d(1)	82.3	87.6	109.7

Prices per unit(2):
Oil
Average realized price on physical sales ($/Bbl)(3)	$48.23	$38.24	$44.28
Average realized price, including financial derivatives ($/Bbl)(3)(4)	$53.50	$74.88	$82.18
Natural gas
Average realized price on physical sales ($/Mcf)(3)	$2.32	$1.95	$2.27
Average realized price, including financial derivatives ($/Mcf)(3)(4)	$2.47	$2.19	$3.59
NGLs
Average realized price on physical sales ($/Bbl)	$18.87	$12.02	$11.22
Average realized price, including financial derivatives ($/Bbl)(4)	$18.46	$12.19	$12.36

(1)
For the years ended December 31, 2016 and 2015, Haynesville Shale production volumes were 13,556 MMcf of natural gas and 2,259 MBoe (6.2 MBoe/d) of equivalent volumes and 31,521 MMcf of natural gas and 5,253 MBoe (14.4 MBoe/d) of equivalent volumes, respectively.

(2)
For the year ended December 31, 2017, there were no oil purchases associated with managing our physical oil sales. Oil prices for the years ended December 31, 2016 and 2015 reflect operating revenues for oil reduced by $1 million and $3 million, respectively, for oil purchases associated with managing our physical sales. Natural gas prices for the years ended December 31, 2017, 2016 and 2015 reflect operating revenues for natural gas reduced by $2 million, $9 million and $28 million, respectively, for natural gas purchases associated with managing our physical sales.

(3)
Changes in realized oil and natural gas prices reflect the effects of unhedged locational or basis differentials, unhedged volumes and contractual deductions between the commodity price index and the actual price at which we sold our oil and natural gas.

(4)
The years ended December 31, 2017, 2016 and 2015 include approximately $89 million, $625 million and $837 million, respectively, of cash received for the settlement of crude oil derivative contracts. The years ended December 31, 2017, 2016 and 2015 include approximately $7 million, $13 million and $99 million, respectively, of cash received for the settlement of natural gas financial derivatives. The years ended December 31, 2017, 2016 and 2015 include approximately $3 million of cash paid, $1 million of cash received and $6 million of cash received, respectively, for the settlement of NGLs derivative contracts. No cash premiums were received or paid for the years ended December 31, 2017, 2016 and 2015.

Physical sales.  Physical sales represent accrual-based commodity sales transactions with customers. For the year ended December 31, 2017, physical sales increased by $185 million (22%), compared to the year ended December 31, 2016.  For the year ended December 31, 2016, physical sales decreased by $401 million (32%) compared to the year ended December 31, 2015. The table below displays the price and volume variances on our physical sales when comparing the years ended December 31, 2017, 2016 and 2015.

	Oil	Natural gas	NGLs	Total
	(in millions)
December 31, 2016 sales	$653	$122	$65	$840
Change due to prices	168	12	37	217
Change due to volumes	(9)	(24)	1	(32)
December 31, 2017 sales	$812	$110	$103	$1,025

	Oil	Natural gas	NGLs	Total
	(in millions)
December 31, 2015 sales	$981	$200	$60	$1,241
Change due to prices	(105)	(31)	5	(131)
Change due to volumes	(223)	(47)	—	(270)
December 31, 2016 sales	$653	$122	$65	$840
Overall, physical sales in 2017 increased primarily due to higher commodity prices. Oil sales for the year ended December 31, 2017, compared to the year ended December 31, 2016, increased by $159 million (24%), due primarily to higher oil prices and higher oil production in the Permian and Altamont offset by lower oil production in Eagle Ford. In 2017, Permian oil production volumes increased by 33% (2.8 MBbls/d) and Altamont oil production increased by 7% (0.8 MBbls/d), while Eagle Ford oil production volumes decreased by 15% (4.1 MBbls/d) compared with the year ended December 31, 2016. For the year ended December 31, 2016, oil sales decreased by $328 million compared to the year ended December 31, 2015 due primarily to a decline in oil volumes in all of our oil programs reflecting the slowed pace of development and lower oil prices.
Natural gas sales decreased by $12 million (10%) for the year ended December 31, 2017 compared with the year ended December 31, 2016, due to lower volumes partially offset by higher natural gas prices. In May 2016, we sold our Haynesville Shale assets. Our Haynesville Shale assets produced a total of 37 MMcf/d of natural gas for the year ended December 31, 2016 prior to it being sold. Partially offsetting the decrease attributable to Haynesville was natural gas volume growth in the Permian and Altamont. Natural gas sales decreased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to lower volumes as a result of the sale of Haynesville in 2016 and lower natural gas prices.
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
In the Eagle Ford, our oil is sold at prices tied to benchmark LLS crude oil.  In the Permian, physical barrels are generally sold at the WTI Midland Index, which trades at a spread to WTI Cushing. In Altamont, market pricing of our oil is based upon NYMEX based agreements which reflect a locational difference at the wellhead. Across all regions, natural gas realized pricing is influenced by factors such as excess royalties paid on flared gas and the percentage of proceeds retained under processing contracts, in addition to the normal seasonal supply and demand influences and those factors discussed above. The table below displays the weighted average differentials and deducts on our oil and natural gas sales on an average NYMEX price.

	Year ended December 31,
	2017		2016
	Oil (Bbl)	Natural gas (MMBtu)	Oil (Bbl)	Natural gas (MMBtu)
Differentials and deducts	$(2.92)	$(0.79)	$(5.14)	$(0.52)
NYMEX	$50.95	$3.11	$43.32	$2.46
Net back realization %	94.3%	74.6%	88.1%	78.9%

The higher oil realization percentage in the year ended December 31, 2017 was primarily a result of improved LLS to WTI basis spread in Eagle Ford and improved physical sales contracts in all programs. The lower natural gas realization percentage in the year ended December 31, 2017 was primarily a result of the impact of the sale of our Haynesville assets and its associated lower basis differentials. Also impacting the lower natural gas realization percentage in 2017 was the impact on basis differentials in the Permian due to constrained natural gas takeaway capacity in the basin.
NGLs sales increased by $38 million (58%) for the year ended December 31, 2017 compared with 2016. Average realized prices for the year ended December 31, 2017 were higher compared to 2016, due to higher pricing on all liquid components. NGLs pricing is largely tied to crude oil prices. For the year ended December 31, 2016, NGLs sales increased by $5 million (8%) compared to 2015. While NGLs volumes remained flat in 2016 compared to 2015, average realized prices increased due to higher pricing on all liquids components.
Future growth in our overall oil, natural gas and NGLs sales (including the impact of financial derivatives) will largely be impacted by commodity pricing, our level of hedging, our ability to maintain or grow oil volumes and by the location of our production and the nature of our sales contracts. See "Our Business" and "Liquidity and Capital Resources" for further information on our derivative instruments.
Gains or losses on financial derivatives.  We record gains or losses due to changes in the fair value of our derivative contracts based on forward commodity prices relative to the prices in the underlying contracts. We realize such gains or losses when we settle the derivative position.  During the year ended December 31, 2017, we recorded $41 million of derivative gains compared to derivative losses of $73 million during the year ended December 31, 2016.  Realized and unrealized gains for the year ended December 31, 2015 were $667 million.
Operating Expenses
The tables below provide our operating expenses, volumes and operating expenses per unit for each of the periods presented:

	Year ended December 31,
	2017		2016		2015
	Total	Per Unit(1)	Total	Per Unit(1)	Total	Per Unit(1)
	(in millions, except per unit costs)
Operating expenses
Oil and natural gas purchases	$2	$0.07	$10	$0.32	$31	$0.79
Transportation costs	115	3.83	109	3.41	116	2.88
Lease operating expense	163	5.42	159	4.97	186	4.64
General and administrative(2)	81	2.69	146	4.54	148	3.71
Depreciation, depletion and amortization	487	16.22	462	14.40	983	24.54
Gain on sale of assets	—	—	(78)	(2.44)	—	—
Impairment charges	2	0.04	2	0.05	4,299	107.38
Exploration and other expense	12	0.40	5	0.16	20	0.50
Taxes, other than income taxes	65	2.19	50	1.58	80	2.00
Total operating expenses	$927	$30.86	$865	$26.99	$5,863	$146.44

Total equivalent volumes (MBoe)	30,024		32,077		40,033

(1)	Per unit costs are based on actual amounts rather than the rounded totals presented.

(2)
For the year ended December 31, 2017, amount includes approximately $19 million or $0.64 per Boe of transition and severance costs related to workforce reductions, $(22) million or $(0.75) per Boe of non-cash compensation expense (net of forfeitures) and $5 million or $0.18 per Boe of fees paid to our Sponsors. For the year ended December 31, 2016, amount includes approximately $15 million or $0.47 per Boe of transition and severance costs related to workforce reductions and $19 million or $0.58 per Boe of non-cash compensation expense. For the year ended December 31, 2015, amount includes approximately $8 million or $0.20 per Boe of transition and severance costs related to workforce reductions and $13 million or $0.32 per Boe of non-cash compensation expense.

Oil and natural gas purchases.  From time to time, we purchase and sell oil and natural gas to improve the prices we would otherwise receive for our oil and natural gas or to manage firm transportation agreements. Oil and natural gas purchases for the year ended December 31, 2017 decreased by $8 million compared to 2016 and for the year ended December 31, 2016 decreased by $21 million compared to 2015, primarily due to fewer transactions following the sale of our Haynesville assets in May 2016.
Transportation costs.  Transportation costs for the year ended December 31, 2017 increased by $6 million in 2017 compared to 2016 due to an increase in gas transportation costs in the Permian as a result of production growth in that area and certain legacy transportation commitments that commenced in August 2016, partially offset by a decrease due to the sale of our Haynesville assets. Transportation costs decreases in 2016 compared to 2015 were primarily due to the sale of our Haynesville assets and a decrease in NGLs transportation costs partially offset by higher oil transportation costs in Eagle Ford.
Lease operating expense.  Lease operating expense for the year ended December 31, 2017 increased by $4 million compared to 2016. The increase in 2017 compared to 2016 is due to higher maintenance, repair, disposal and chemical costs in the Permian and higher power and fuel costs in Altamont partially offset by a decrease due to lower disposal and chemical costs in Eagle Ford and the sale of Haynesville in 2016. On a per equivalent unit basis, lease operating expense increased 9% from $4.97 per Boe in 2016 to $5.42 per Boe in 2017 reflecting lower production volumes in 2017.
Total lease operating expense decreased by $27 million in 2016 compared to 2015 due to lower flowback, disposal and chemical costs in Eagle Ford as well as lower disposal costs, flowback and maintenance and repair costs in the Permian and a decrease due to the sale of Haynesville. On a per equivalent unit basis, however, lease operating expense increased 7% from $4.64 per Boe in 2015 to $4.97 per Boe in 2016 due to lower production volumes in 2016.
General and administrative expenses.  General and administrative expenses for the year ended December 31, 2017 decreased by $65 million compared to 2016 related to lower payroll, benefits and administrative costs of approximately $33 million, lower rent expense of $7 million and lower costs of approximately $24 million related to a change in management. The costs related to the change in management included the impact of long-term incentive award forfeitures of approximately $33 million, offset by higher severance expense of $4 million and fees of $5 million incurred in connection with the release of members of the new leadership team from a portfolio company of funds managed by Apollo Global Management LLC and payment of certain legal expenses.
General and administrative expenses for the year ended December 31, 2016 decreased by $2 million compared to the year ended December 31, 2015. Lower costs during the year ended December 31, 2016 compared to 2015 included lower payroll, benefits and administrative costs of $15 million, offset by higher severance expense of $7 million and higher legal and professional fees of $6 million. The lower payroll, benefits and administrative costs in 2016 resulted primarily from a general and administrative headcount reduction of approximately 28% in response to the lower commodity price environment and the sale of Haynesville.

Depreciation, depletion and amortization expense.  Depreciation, depletion and amortization expense for the year ended December 31, 2017 increased compared to 2016 due primarily to a reduction in reserves in Eagle Ford and higher volumes in the Permian and Altamont. Our Permian and Altamont areas have a higher depreciation, depletion and amortization expense cost per unit than Eagle Ford as a result of a non-cash impairment charge recorded in 2015 on our proved properties in Eagle Ford. For the year ended December 31, 2016, our depreciation, depletion and amortization expense was also impacted by an adjustment of approximately $29 million ($0.89 per Boe) to accrue for certain non-income tax items that would have been historically capitalized and amortized or impaired in prior periods. Our depreciation, depletion and amortization costs decreased for the year ended December 31, 2016 compared to 2015 due primarily to the impact on depreciation, depletion and amortization of a non-cash impairment charge recorded in the fourth quarter of 2015 on our proved properties in Eagle Ford, the sale of our Haynesville Shale assets in May 2016 and an overall decrease in production volumes. Our average depreciation, depletion and amortization costs per unit for the year-to-date periods were:

	Year ended December 31,
	2017	2016	2015
Depreciation, depletion and amortization ($/Boe)	$16.22	$14.40	$24.54
Our depreciation, depletion and amortization rate in the future will be impacted by the level and timing of capital spending, overall cost of capital and the level and type of reserves recorded on completed projects.

Gain on sale of assets. For the year ended December 31, 2016, we recorded a $79 million gain related to the sale of our assets in the Haynesville and Bossier shales completed in May 2016.
Impairment charges. For the year ended December 31, 2015, we recorded non-cash impairment charges of approximately $4.0 billion on our proved properties in the Eagle Ford Shale and $288 million on our unproved properties in the Permian basin.

Exploration and other expense.  Exploration and other expense for the year ended December 31, 2017 increased by $7 million from 2016 and decreased by $15 million in 2016 from 2015. Included in exploration expense for the years ended December 31, 2017, 2016 and 2015 were $5 million, $2 million and $9 million, respectively, of amortization of unproved leasehold costs. The increase in 2017 reflects an increase in amortization of unproved leasehold costs, geological and geophysical costs in the Permian, and other expenses associated with certain contractual commitments. In 2015, we recorded approximately $2 million as other expense in conjunction with the early termination of contracts for drilling rigs, released in response to the lower price environment.
Taxes, other than income taxes.  Taxes, other than income taxes for the year ended December 31, 2017 increased by $15 million from 2016 and decreased by $30 million from 2016 to 2015. The increase in 2017 compared to 2016 is due to an increase of severance taxes as a result of higher commodity prices. The decreases in 2016 compared to 2015 were due to the reduction in severance taxes as a result of lower commodity prices. Lower oil volumes in 2016 also contributed to the decrease from 2015.
Other Income Statement Items.
Loss (gain) on extinguishment of debt.  During the year ended December 31, 2017, we retired our senior secured term loans due 2021 and a portion of our 9.375% senior notes due 2020, recording a loss on extinguishment of debt of approximately $53 million (including $30 million in non-cash expense related to eliminating associated unamortized debt issue costs and debt discounts). In 2017 and 2016, we also repurchased additional debt as follows:

	Year ended December 31,
	2017	2016
	(in millions)
Debt repurchased - face value(1)	157	812
Cash paid	118	407
Gain on extinguishment of debt(2)(3)	37	393

(1)	In 2017, repurchases were associated with 2020 and 2023 senior unsecured notes. In 2016, repurchases were associated with certain senior unsecured notes and terms loans.

(2)	Includes $2 million and $12 million for the years ended December 31, 2017 and 2016, respectively, of non-cash expense related to eliminating associated unamortized debt issue costs.

(3)
For the years ended December 31, 2017 and 2016, we also recorded a loss on extinguishment of debt of approximately $1 million and $9 million primarily related to eliminating a portion of the unamortized debt issue costs on our RBL Facility due to the reduction of our borrowing base in October 2017 and May 2016, respectively.

For the year ended December 31, 2015, we recorded a $41 million loss ($12 million of which was non-cash) on the extinguishment of debt in conjunction with the early repayment and retirement of $750 million senior secured notes due 2019.
Interest expense. Interest expense for the year ended December 31, 2017 increased by $14 million compared to the same period in 2016 due primarily to higher average interest rates on outstanding borrowings in 2017 compared to 2016, partially offset by lower average borrowings under our RBL Facility. In late 2016 and early 2017, we issued $1.5 billion in senior secured notes due in 2024 and 2025. Proceeds from these offerings were used, in part, to repay or repurchase certain of our debt obligations and repay certain amounts outstanding under our RBL Facility.
Interest expense for the year ended December 31, 2016 compared to 2015 decreased due to the effects of our 2016 debt repurchases and debt exchanges/issuances, partially offset by higher interest expense related to our RBL Facility.
Income taxes. In December 2017, Congress passed into law the Tax Cuts and Jobs Act, which lowered the federal corporate tax rate from 35% to 21% effective January 1, 2018. Our effective tax rate for the year ended December 31, 2017 was 0%, which differed from the statutory rate of 35% primarily due to changes in our valuation allowance on our net deferred tax assets and non-deductible compensation expenses. For additional details on our income taxes, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 4.
The effective tax rate for the year ended December 31, 2016 was 19.97%, lower than the statutory rate of 35% as a result of recording adjustments to the valuation allowance on our deferred tax assets which offset deferred income tax benefits by $3 million. The effective tax rate in 2015 was lower than the statutory rate of 35% as a result of recording a valuation allowance of $439 million against our net deferred tax assets.

Supplemental Non-GAAP Measures
We use the non-GAAP measures “EBITDAX” and “Adjusted EBITDAX” as supplemental measures. We believe these supplemental measures provide meaningful information to our investors. We define EBITDAX as net income (loss) plus interest and debt expense, income taxes, depreciation, depletion and amortization and exploration expense. Adjusted EBITDAX is defined as EBITDAX, adjusted as applicable in the relevant period for the net change in the fair value of derivatives (mark-to-market effects of financial derivatives, net of cash settlements and cash premiums related to these derivatives), the non-cash portion of compensation expense (which represents non-cash compensation expense under long-term incentive programs adjusted for cash payments made under these plans), transition, severance and other costs that affect comparability, fees paid to the Sponsors, gains and losses on sale of assets, gains and losses on extinguishment of debt and impairment charges.
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
Below is a reconciliation of our consolidated net (loss) income to EBITDAX and Adjusted EBITDAX:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Net loss	$(203)	$(21)	$(3,212)
Income tax benefit	—	(5)	(1,114)
Interest expense, net of capitalized interest	326	312	330
Depreciation, depletion and amortization	487	462	983
Exploration expense	9	5	18
EBITDAX	619	753	(2,995)
Mark-to-market on financial derivatives(1)	(41)	73	(667)
Cash settlements and cash premiums on financial derivatives(2)	93	639	942
Non-cash portion of compensation expense(3)	(22)	19	13
Transition, severance and other costs(4)	19	15	8
Fees paid to Sponsors	5	—	—
Gain on sale of assets(5)	—	(78)	—
Loss (gain) on extinguishment of debt(6)	16	(384)	41
Impairment charges	2	2	4,299
Adjusted EBITDAX	$691	$1,039	$1,641

(1)    Represents the income statement impact of financial derivatives.

(2)	Represents actual cash settlements related to financial derivatives. No cash premiums were received or paid for the years ended December 31, 2017, 2016 and 2015.
(3)    For the years ended December 31, 2017, 2016 and 2015, cash payments were approximately $4 million, $3 million and $8 million, respectively.

(4)	Reflects transition and severance costs related to workforce reductions.
(5)    Represents the gain on the sale of our Haynesville Shale assets sold in May 2016.

(6)
Represents the loss on extinguishment of debt recorded related to retiring our senior secured term loans and a portion or our senior notes offset by a gain on extinguishment of debt associated with repurchases of our senior unsecured notes in 2017. Represents the gain on extinguishment of debt recorded related to repurchases of our senior unsecured notes and term loans in 2016. Represents the loss on extinguishment of debt recorded related to the repayment of our 2019 $750 million senior secured note in 2015.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated by our operations and borrowings under our RBL Facility. Our primary uses of cash are capital expenditures, debt service, including interest, and working capital requirements. Our available liquidity was approximately $813 million as of December 31, 2017.
From a liquidity standpoint, our near-term strategic goal is to work towards cash flow neutrality by focusing on operating and capital efficiency, reducing cash costs and identifying accretive acquisition opportunities and divestitures while maintaining financial flexibility and managing our leverage. Our longer-term goal is to improve our cash flow to enhance our portfolio, grow our asset value and generate positive total returns for our parents' shareholders. In 2017, we took a number of steps to improve our liquidity, expand our financial flexibility, and manage our leverage. During 2017, these actions included (i) issuing $1 billion of 8.00% 2025 senior secured notes using the net proceeds to repay/repurchase $830 million of 2020/2021 senior notes and secured term loans and repay $111 million under our RBL Facility and (ii) repurchasing for cash a total of $157 million in aggregate principal amount of senior unsecured notes due 2020 and 2023 for approximately $118 million. In 2018, we furthered these actions by exchanging $954 million, $54 million and $139 million of the outstanding amount of our senior unsecured notes maturing in May 2020, September 2022 and June 2023, respectively, for new 9.375% senior secured notes maturing in 2024 with an aggregate principal amount of approximately $1,092 million.  Collectively, our actions over the past two years have had the impact of extending the maturity of or retiring approximately $3.0 billion of debt.

Availability of borrowings under our RBL Facility is an important source of liquidity for us. Our current RBL Facility will mature in May 2019 and has a borrowing base subject to semi-annual redetermination. In October 2017, our RBL borrowing base was affirmed at $1.4 billion and is currently $1.36 billion as a result of our January 2018 debt exchange. Downward revisions of our oil and natural gas reserves volume and value due to declines in commodity prices, the impact of lower estimated capital spending in response to lower prices, performance revisions, sales of assets, or the incurrence of certain types of additional debt, among other items, could cause a reduction of our borrowing base in the future, and these reductions could be significant. Conversely, future acquisitions, reserve additions and higher prices may have the effect of increasing our borrowing base.

During 2017, as it relates to our RBL Facility, we extended our first lien debt to EBITDAX covenant through March 31, 2019, and the ratio was reduced to 3.0 to 1.0. As of December 31, 2017, we were in compliance with our debt covenants, with a ratio of first lien debt to EBITDAX of 0.86x. In April 2019, this financial covenant will revert to a requirement that our total debt to EBITDAX ratio not exceed 4.5 to 1.0. As of December 31, 2017, our ratio of total net debt to EBITDAX was 5.88x. We are currently working to renew and extend the maturity of the facility as well as the required covenants thereunder. Under our debt agreements, we are limited in non-RBL Facility debt repurchases. As of December 31, 2017, the non-RBL Facility debt repurchases limit was approximately $885 million. On January 3, 2018 we entered into a new debt agreement with the new 2024 senior secured note holders that reduced the non-RBL Facility debt repurchases limit to $225 million subject to certain customary adjustments. This limitation does not apply to debt repurchases completed using proceeds from dispositions.

During 2017, we entered into transactions to enhance capital efficiency and pursue acquisitions while doing so in a cash or leverage enhancing manner, including (i) entering into two drilling joint ventures in the Altamont and Permian basin and (ii) entering into our largest acquisition agreement to date in December 2017 in the Eagle Ford for approximately $245 million, while at the same time (iii) entering into an agreement to divest certain assets in Altamont for approximately $180 million, subject to customary closing adjustments. We closed the acquisition in January 2018, and closed the sale in February 2018.

To protect our cash flows and preserve our liquidity, we enter into derivative contracts on a substantial portion of our anticipated future production volumes. As of December 31, 2017, we have derivative contracts (swaps, collars, three-way collars) on 13.6 MMBbls of our anticipated 2018 oil production at a weighted average floor price of $58.68 per barrel of oil. Approximately two-thirds of these crude oil contracts also allow for upside participation (to a weighted average price of approximately $68.15 per barrel) if prices move above current strip prices. Additionally, our 2018 three-way collar contracts contain certain sub-floor prices (weighted average prices of $50 per barrel) that limit the amount of our derivative settlements under these three-way contracts should prices drop below the sub-floor prices. For 2018 and 2019, we also have derivative swap contracts on 26 TBtu and 7 TBtu of our anticipated natural gas production at a weighted average price of $3.04 and $2.97 per MMBtu, respectively. Based on the mid-point of our forecasted 2018 guidance, our oil and natural gas derivative contracts provide price protection on approximately 81% and 56%, respectively, of our anticipated 2018 oil and natural gas production. See "Our Business" for further information on our derivative instruments.

Based upon our current price and cost assumptions and our hedge program, we believe that our current capital program will exceed our estimated operating cash flows after interest payments. Our capital program and Eagle Ford acquisition should, however, provide increases to our cash flow when combined with increased capital efficiencies. We believe the borrowing capacity under our RBL Facility together with expected cash flows from our operations will be sufficient to fund our capital program and meet current obligations and projected working capital requirements through the next twelve months.

Our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the RBL Facility, (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all, or (iii) obtain additional capital if required on acceptable terms or at all to fund our capital programs or any potential future acquisitions, joint ventures or other similar transactions, will depend on prevailing economic conditions many of which are beyond our control. The ongoing volatility in the energy industry and in commodity prices will likely continue to impact our outlook. Our plans are intended to address the impacts of the current volatility in commodity prices while (i) maintaining sufficient liquidity to fund capital in our drilling programs, (ii) meeting our debt maturities, and (iii) managing and working to strengthen our balance sheet. We will continue to be opportunistic and aggressive in managing our cost structure and in turn, our liquidity, to meet our capital and operating needs. Accordingly, we will continue to pursue cost saving measures where possible to optimize our capital program, and reduce operating and general and administrative costs, which may include renegotiating contracts with contractors, suppliers and service providers, deferring and eliminating various discretionary costs, and/or reducing the number of staff and contractors, if necessary.
To the extent commodity prices decline, or we experience disruptions in the financial markets impacting our longer-term access to them or that affect our cost of capital, our ability to fund future growth projects may be further impacted. We continually monitor the capital markets and our capital structure and make changes from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. For example, we could (i) elect to continue to repurchase additional amounts of our outstanding debt in the future for cash through open market repurchases or privately negotiated transactions with certain of our debtholders subject to the limitations in our RBL Facility or (ii) issue additional secured debt as permitted under our debt agreements, although there is no assurance we would do so. It is possible that additional adjustments to our plan and outlook may occur based on market conditions and the needs of the Company at that time, which could include selling assets, liquidating all or a portion of our hedge portfolio, seeking additional partners to develop our assets, and/or further reducing our planned capital spending program.

Capital Expenditures. Our capital expenditures and average drilling rigs for the twelve months ended December 31, 2017 were:

	Capital Expenditures(1) (in millions)	Average Drilling Rigs
Eagle Ford Shale	$227	1.3
Permian(2)	267	1.6
Altamont	93	1.8
Total	$587	4.7

(1)	Represents accrual-based capital expenditures.
(2)     Includes approximately $29 million of acquisition capital.

Debt. As of December 31, 2017, our total debt was approximately $4.1 billion, of which $21 million is due in 2018. Our overall debt is comprised of $29 million in senior secured term loans with maturity dates in 2018 and 2019, $595 million outstanding under the RBL Facility which matures in 2019, $2.0 billion in senior unsecured notes due in 2020, 2022 and 2023, and $1.5 billion in senior secured notes due in 2024 and 2025. In January 2018, we exchanged $954 million, $54 million and $139 million of the outstanding amount of our senior unsecured notes due in 2020, 2022 and 2023, respectively, for $1.1 billion senior secured notes due in 2024. For additional details on our long-term debt, see Liquidity and Capital Resources above and including restrictive covenants under our debt agreements, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 7.

Overview of Cash Flow Activities. Our cash flows are summarized as follows:

	Year ended December 31,
	2017	2016	2015
		(in millions)
Cash Inflows
Operating activities
Net loss	$(203)	$(21)	$(3,212)
Impairment charges	2	2	4,299
Gain on sale of assets	—	(78)	—
Loss (gain) on extinguishment of debt	16	(384)	41
Other income adjustments	487	498	(86)
Change in assets and liabilities	70	762	263
Total cash flow from operations	$372	$779	$1,305

Investing activities
Proceeds from the sale of assets	$—	$389	$1
Deposit received in advance of divestiture	18	—	—
Cash inflows from investing activities	$18	$389	$1

Financing activities
Proceeds from issuance of long-term debt	$1,930	$1,195	$2,067
Contributions from parent	4	—	20
Cash inflows from financing activities	$1,934	$1,195	$2,087

Total cash inflows	$2,324	$2,363	$3,393

Cash Outflows
Investing activities
Cash paid for capital expenditures	$541	$533	$1,433
Cash paid for acquisitions	29	—	111
Deposit paid in advance of acquisition	25	—	—
Cash outflows from investing activities	$595	$533	$1,544

Financing activities
Repayments and repurchases of long-term debt	$1,679	$1,804	$1,826
Debt issue costs	21	34	20
Cash outflows from financing activities	$1,700	$1,838	$1,846

Total cash outflows	$2,295	$2,371	$3,390

Net change in cash, cash equivalents and restricted cash	$29	$(8)	$3

Contractual Obligations
We are party to various contractual obligations. Some of these obligations are reflected in our financial statements, such as liabilities from financing obligations and commodity-based derivative contracts, while other obligations, such as operating leases and capital commitments, are not presently reflected on our consolidated balance sheet. The following table and discussion summarizes our contractual cash obligations as of December 31, 2017, for each of the periods presented:

	2018	2019 - 2020	2021 - 2022	Thereafter	Total
	(in millions)
Financing obligations:
Principal	$21	$1,803	$250	$2,019	$4,093
Interest	314	506	338	262	1,420
Liabilities from derivatives	17	—	—	—	17
Operating leases	5	10	11	16	42
Other contractual commitments and purchase obligations:
Volume and transportation commitments	64	119	92	7	282
Other obligations	39	15	—	—	54
Total contractual obligations	$460	$2,453	$691	$2,304	$5,908
Financing Obligations (Principal and Interest).  Debt obligations included in the table above represent stated maturities. Interest payments are shown through the stated maturity date of the related debt based on (i) the contractual interest rate for fixed rate debt and (ii) current market interest rates and the contractual credit spread for variable rate debt. See Part II, Item 8, "Financial Statements and Supplementary Data", Note 7 for more information on the maturities of our long-term debt. Subsequent to December 31, 2017, we exchanged $954 million, $54 million and $139 million of the outstanding amount of our senior unsecured notes shown above, maturing in 2020, 2022 and 2023, respectively, for $1,092 million senior secured notes maturing in 2024.
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

•
Other Obligations.  Included in these amounts are commitments for drilling, completions and seismic activities for our operations and various other maintenance, engineering, information technology, procurement and construction contracts. Our future commitments under these contracts may change reflecting changes in commodity prices and any related effect on the supply/demand for these services.  We have excluded asset retirement obligations and reserves for litigation and environmental remediation, as these liabilities are not contractually fixed as to timing and amount.

Commitments and Contingencies
For a further discussion of our commitments and contingencies, see Part II, Item 8, “Financial Statements and Supplementary Data”, Note 8.
Off-Balance Sheet Arrangements
We have no investments in unconsolidated entities or persons that could materially affect our liquidity or the availability of capital resources.  We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition or results of operations.
Critical Accounting Estimates
Our significant accounting policies are described in Part II, Item 8, "Financial Statements and Supplementary Data", Note 1 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expense and the disclosures of contingent assets and liabilities. We consider our critical accounting estimates to be those estimates that require complex or subjective judgment in the application of the accounting policy and that could significantly impact our financial results based on changes in those judgments. Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates. Our management has identified the following critical accounting estimates:
Accounting for Oil and Natural Gas Producing Activities.  We apply the successful efforts method of accounting for our oil and natural gas exploration and development activities. Under this method, non-drilling exploratory costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred while acquisition costs, development costs and the costs of drilling and completing wells are capitalized. If a well is exploratory in nature, such costs are capitalized, pending the determination of proved oil and natural gas reserves. As a result, at any point in time, we may have capitalized costs on our consolidated balance sheet associated with exploratory wells that may be charged to exploration expense in a future period. Costs of drilling exploratory wells that do not result in proved reserves are expensed. Under the successful efforts method, we also capitalize salaries and benefits that we determine are directly attributable to our oil and natural gas activities. Depreciation, depletion, amortization and the impairment of oil and natural gas properties is calculated on a depletable unit basis based on estimates of proved quantities of proved oil and natural gas reserves. Revisions to these estimates can alter our depletion rates in the future and affect our future depletion expense or assessment of impairment.
We evaluate capitalized costs related to proved properties at least annually or upon a triggering event (such as a significant decline in forward commodity prices or change in development plans, among other items) to determine if impairment of such properties has occurred.  Our evaluation of whether costs are recoverable is made based on common geological structure or stratigraphic conditions (for example, we evaluate proved property for impairment separately for each of our operating areas), and the evaluation considers estimated future cash flows for all proved developed (producing and non-producing), proved undeveloped reserves and risk-weighted non-proved reserves in comparison to the carrying amount of the proved properties. Important assumptions in the determination of these cash flows are estimates of future oil and gas production, estimated forward commodity prices as of the date of the estimate, adjusted for geographical location and contractual and quality differentials and estimates of future operating and development costs. If the carrying amount of a property exceeds the estimated undiscounted future cash flows of its reserves, the carrying amount is reduced to estimated fair value through a charge to income. Fair value is calculated by discounting those estimated future cash flows using a risk-adjusted discount rate. The discount rate is based on rates utilized by market participants that are commensurate with the risks inherent in the development and production of the underlying crude oil and natural gas.  Each of these estimates involves a high degree of judgment.
As of December 31, 2017, our capitalized costs related to proved properties were approximately $1,290 million in Eagle Ford, $1,907 million in the Permian basin and $1,132 million in Altamont.
Capitalized costs associated with unproved properties (e.g., leasehold acquisition costs associated with non-producing areas) are also assessed for impairment based on estimated drilling plans and capital expenditures which may also change relative to forward commodity prices and/or potential lease expirations. Generally, economic recovery of unproved reserves in non-producing areas are not yet supported by actual production or conclusive formation tests, but must be confirmed by continued exploration and development activities. Our allocation of capital to the development of unproved properties may be influenced by changes in commodity prices (e.g., a low oil price environment), the availability of oilfield services and the relative returns of our unproved property development in comparison to the use of capital for other strategic objectives.

For example, in the Permian we have drilling commitments that obligate us to drill a specific number of wells in order to hold all of our acreage. In 2016, we amended our Consolidated Drilling and Development Unit Agreement with the University of Texas Land System in the Permian basin to provide flexibility to extend the time frame to hold our acreage by nearly four years to the end of 2021, with an increase in annual well completion requirements from six wells per year to 34, 55 and 55 wells per year in 2016, 2017 and 2018, respectively. We fulfilled this requirement in 2016 and 2017. Among other factors, should future oil prices not justify sufficient capital allocation to the continued development of these unproved properties, we could incur impairment charges of our unproved property in the future. Our unproved property costs were approximately $66 million at December 31, 2017, all of which was associated with the Permian basin.
Estimates of proved reserves reflect quantities of oil, natural gas and NGLs which geological and engineering data demonstrate, with reasonable certainty, will be recoverable in future years from known reservoirs under existing economic conditions. These estimates of proved oil and natural gas reserves primarily impact our property, plant and equipment amounts on our balance sheets and the depreciation, depletion and amortization amounts, including any impairment charges, on our consolidated income statements, among other items. The process of estimating oil and natural gas reserves is complex and requires significant judgment to evaluate all available geological, geophysical engineering and economic data. Our proved reserves are estimated at a property level and compiled for reporting purposes by a centralized group of experienced reservoir engineers who work closely with the operating groups. These engineers interact with engineering and geoscience personnel in each of our areas and accounting and marketing personnel to obtain the necessary data for projecting future production, costs, net revenues and economic recoverable reserves. Reserves are reviewed internally with senior management quarterly and presented to the board of directors of our parent, EP Energy Corporation, in summary form on an annual basis. Additionally, on an annual basis each property is reviewed in detail to evaluate forecasts of operating expenses, netback prices, production trends and development timing to ensure they are reasonable. Our proved reserves are reviewed by internal committees and the processes and controls used for estimating our proved reserves are reviewed by our internal auditors. In addition, a third-party reservoir engineering firm, which is appointed by and reports to the Audit Committee of the board of directors of our parent, EP Energy Corporation, conducts an audit of the estimates of a substantial portion of our proved reserves.
As of December 31, 2017, 44% of our total proved reserves were undeveloped and 3% were developed, but non-producing. The data for a given field may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. In addition, the subjective decisions and variances in available data for various fields increase the likelihood of significant changes in these estimates.
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
The table below presents the hypothetical sensitivity of our commodity-based derivatives to changes in fair values arising from immediate selected potential changes in oil and natural gas prices at December 31, 2017:

		Change in Price
		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
	(in millions)
Commodity-based derivatives—net assets (liabilities)	$5	$(65)	$(70)	$78	$73
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

Deferred Taxes and Uncertain Income Tax Positions.  We record deferred income tax assets and liabilities reflecting the tax consequences of differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Our deferred tax assets and liabilities reflect our conclusions about which positions are more likely than not to be sustained if they are audited by taxing authorities. Uncertain tax positions, including deductions or other positions taken on our tax returns, involve the exercise of significant judgment which could change or be challenged by taxing authorities and could impact our financial condition or results of operations.
Valuation Allowances. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. When it is more likely than not that we will not be able to realize all or a portion of such asset, we record a valuation allowance. Based upon the evaluation of the available evidence, we maintained a valuation allowance against our net deferred tax assets of $318 million as of December 31, 2017. We evaluate our valuation allowances each reporting period and the level of such allowance will change as our deferred tax balances change. Key estimates and assumptions include expectations of future taxable income, the ability and our intent to undertake transactions that will allow us to realize the asset, all of which involve judgment. Changes in these estimates or assumptions can have a significant effect on our operating results.
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
Risk Management Activities
Where practical, we manage commodity price risks by entering into contracts involving physical or financial settlement that attempt to limit exposure related to future market movements on our cash flows. The timing and extent of our risk management activities are based on a number of factors, including our market outlook, risk tolerance and liquidity. Our risk management activities typically involve the use of the following types of contracts:

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
Many of the contracts we use in our risk management activities qualify as derivative financial instruments. A discussion of our accounting policies for derivative instruments is included in Part II, Item 8, "Financial Statements and Supplementary Data", Notes 1 and 5.
For information regarding changes in commodity prices and interest rates during 2017, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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
Sensitivity Analysis. The table below presents the change in fair value of our commodity-based derivatives due to hypothetical changes in oil and natural gas prices, discount rates and credit rates at December 31, 2017:

		Oil, Natural Gas and NGLs Derivatives
		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
	(in millions)
Price impact(1)	$5	$(65)	$(70)	$78	$73

		Oil, Natural Gas and NGLs Derivatives
		1 Percent Increase		1 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
	(in millions)
Discount Rate(2)	$5	$5	$—	$5	$—
Credit rate(3)	$5	$5	$—	$5	$—

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

	December 31, 2017								December 31, 2016
	Expected Fiscal Year of Maturity of Carrying Amounts							Fair Value	Carrying Amounts	Fair Value
	2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Fixed rate long-term debt	$—	$—	$1,200	$—	$250	$2,019	$3,469	$2,644	$2,877	$2,630
Average interest rate	8.2%	8.2%	7.9%	7.6%	7.6%	7.9%
Variable rate long-term debt	$21	$603	$—	$—	$—	$—	$624	$623	$979	$1,007
Average interest rate	4.8%	4.8%	—%	—%	—%	—%

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors of
EP Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EP Energy LLC (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, cash flows and changes in equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Houston, Texas
March 1, 2018

EP ENERGY LLC
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,
	2017	2016	2015
Operating revenues
Oil	$812	$653	$981
Natural gas	110	122	200
NGLs	103	65	60
Financial derivatives	41	(73)	667
Total operating revenues	1,066	767	1,908

Operating expenses
Oil and natural gas purchases	2	10	31
Transportation costs	115	109	116
Lease operating expense	163	159	186
General and administrative	81	146	148
Depreciation, depletion and amortization	487	462	983
Gain on sale of assets	—	(78)	—
Impairment charges	2	2	4,299
Exploration and other expense	12	5	20
Taxes, other than income taxes	65	50	80
Total operating expenses	927	865	5,863

Operating income (loss)	139	(98)	(3,955)
(Loss) gain on extinguishment of debt	(16)	384	(41)
Interest expense	(326)	(312)	(330)
Loss before income taxes	(203)	(26)	(4,326)
Income tax benefit	—	5	1,114
Net loss	$(203)	$(21)	$(3,212)
See accompanying notes.

EP ENERGY LLC
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$27	$16
Restricted cash	18	—
Accounts receivable
Customer, net of allowance of less than $1 in 2017 and 2016	158	133
Other, net of allowance of $1 in 2017 and 2016	13	16
Materials and supplies	16	16
Derivative instruments	18	58
Assets held for sale	172	—
Prepaid assets	35	5
Total current assets	457	244
Property, plant and equipment, at cost
Oil and natural gas properties	7,532	7,194
Other property, plant and equipment	69	85
	7,601	7,279
Less accumulated depreciation, depletion and amortization	3,179	2,781
Total property, plant and equipment, net	4,422	4,498
Other assets
Derivative instruments	4	4
Unamortized debt issue costs on revolving credit facility	6	10
Other	2	1
	12	15
Total assets	$4,891	$4,757
See accompanying notes.

EP ENERGY LLC
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities
Accounts payable
Trade	$88	$63
Other	158	113
Derivative instruments	17	4
Accrued interest	62	43
Liabilities related to assets held for sale	2	—
Short-term debt, net of debt issue costs	21	—
Other accrued liabilities	100	98
Total current liabilities	448	321

Long-term debt, net of debt issue costs	4,022	3,789
Other long-term liabilities
Derivative instruments	—	1
Asset retirement obligations	33	40
Other	5	4
Total non-current liabilities	4,060	3,834

Commitments and contingencies (Note 8)
Member’s equity	383	602
Total liabilities and equity	$4,891	$4,757
See accompanying notes.

EP ENERGY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(203)	$(21)	$(3,212)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	487	462	983
Gain on sale of assets	—	(78)	—
Deferred income tax benefit	—	—	(1,120)
Impairment charges	2	2	4,299
Loss (gain) on extinguishment of debt	16	(384)	41
Share-based compensation expense	(19)	17	19
Non-cash portion of exploration expense	5	2	14
Amortization of debt issuance costs	14	16	18
Other non-cash income items	—	1	—
Asset and liability changes
Accounts receivable	(25)	69	54
Accounts payable	55	(22)	(70)
Derivative instruments	52	714	277
Accrued interest	19	(4)	(6)
Other asset changes	(7)	6	—
Other liability changes	(24)	(1)	8
Net cash provided by operating activities	372	779	1,305

Cash flows from investing activities
Cash paid for capital expenditures	(541)	(533)	(1,433)
Proceeds from the sale of assets	—	389	1
Cash paid for acquisitions	(29)	—	(111)
Deposit paid in advance of acquisition	(25)	—	—
Deposit received in advance of divestiture	18	—	—
Net cash used in investing activities	(577)	(144)	(1,543)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,930	1,195	2,067
Repayments and repurchases of long-term debt	(1,679)	(1,804)	(1,826)
Contribution from parent	4	—	20
Debt issue costs	(21)	(34)	(20)
Net cash provided by (used in) financing activities	234	(643)	241

Change in cash, cash equivalents and restricted cash	29	(8)	3

Cash, cash equivalents and restricted cash - beginning of period	16	24	21
Cash, cash equivalents and restricted cash - end of period	$45	$16	$24

Supplemental cash flow information
Interest paid, net of amounts capitalized	$291	$293	$312
Income tax payments	—	—	—

See accompanying notes.

EP ENERGY LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

Total Member’s Equity
Balance at December 31, 2014	$3,782
Share-based compensation	19
Cash contributions from parent	20
Net loss	(3,212)
Distribution to parent	(1)
Balance at December 31, 2015	$608
Share-based compensation	17
Net loss	(21)
Distribution to parent	(2)
Balance at December 31, 2016	$602
Share-based compensation	(20)
Net loss	(203)
Cash contributions from parent	4
Balance at December 31, 2017	$383

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

Revenue Recognition.  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. Adoption of this standard is required beginning in the first quarter of 2018.  Modified or full retrospective application of this standard is required upon adoption. We do not anticipate our adoption of this standard on January 1, 2018, utilizing the modified retrospective approach, will have a material impact on our financial statements,disclosure requirements, accounting policies, business processes and/or related controls.

Significant Accounting Policies

Use of Estimates

The preparation of our financial statements requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

Revenue Recognition
Our revenues are generated primarily through the physical sale of oil, natural gas and NGLs to third party customers at spot or market prices under both short and long-term contracts. We recognize revenue upon delivery and transfer of control of the product to the customer which occurs at the point in time which delivery and passage of title and risk of loss have occurred. Delivery and transfer of control vary depending on the product and delivery method but typically occurs at a pipeline or gathering line delivery point interconnect when delivered via pipeline or at the wellhead or tank battery to purchasers who transport the oil via truck. Revenue is measured and based upon index prices (WTI, LLS, Henry Hub and Mt. Belvieu) or refiners' posted prices at various delivery points across our producing basins. Realized prices received (not considering the effects of hedges) are generally less than the stated index price as a result of contractual deductions, differentials from the index to the delivery point, adjustments for time, and/or discounts for quality or grade.

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
Costs associated with the transportation and delivery of production between the wellhead and its intended sale location are generally included in transportation costs.  We also purchase and sell oil and natural gas on a monthly basis to manage our overall oil and natural gas production and sales. These transactions are undertaken to optimize prices we receive for our oil and natural gas, to physically move oil and gas to its intended sales point, or to manage firm transportation agreements. Revenue related to these transactions are recorded in oil and natural gas sales in operating revenues and associated purchases reflected in oil and natural gas purchases in operating expenses in our consolidated income statements.
For the years ended December 31, 2017, 2016 and 2015, we had two customers that individually accounted for 10 percent or more of our total revenues. The loss of any one customer would not have an adverse effect on our ability to sell our oil, natural gas and NGLs production.
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

Cash and Cash Equivalents and Restricted Cash
We consider short-term investments with an original maturity of less than three months to be cash equivalents.  As of December 31, 2017, we had $18 million in restricted cash reflecting a deposit received in advance of the divestiture of certain assets. As of December 31, 2016, we had no restricted cash.
As a result of early adopting ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments and ASU No. 2016-18, Statement of Cash Flows - Restricted Cash as of December 31, 2017 our consolidated statement of cash flows for all historical periods reflect restricted cash combined with cash and cash equivalents. We did not have any other material impact of early adopting these ASUs.

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
Under the successful efforts method, we capitalize (i) lease acquisition costs, all development costs and exploratory drilling costs until results are determined, (ii) certain internal costs directly identified with the acquisition, successful drilling of exploratory wells and development activities, and (iii) interest costs related to financing oil and natural gas projects actively being developed until the projects are evaluated or substantially complete and ready for their intended use if the projects were evaluated as successful. Non-drilling exploratory costs, including certain geological and geophysical costs such as seismic costs and delay rentals, are expensed as incurred.
We provide for depreciation, depletion, and amortization on the basis of common geological structure or stratigraphic conditions applied to total capitalized costs, plus future abandonment costs, net of salvage value, using the unit of production method.  Lease acquisition costs are amortized over total proved reserves, while other exploratory drilling and all developmental costs are amortized over total proved developed reserves.
We evaluate capitalized costs related to proved properties upon a triggering event to determine if impairment of such properties is necessary.  Our evaluation of recoverability is made on the basis of common geological structure or stratigraphic conditions and considers estimated future cash flows primarily from all proved developed (producing and non-producing) and proved undeveloped reserves in comparison to the carrying amount of the proved properties. Estimated future cash flows are determined based on estimates of future oil and gas production, estimated or published commodity prices as of the date of the estimate, adjusted for geographical location, contractual and quality price differentials, and estimates of future operating and development costs. If the carrying amount of a property exceeds these estimated undiscounted future cash flows, the carrying amount is reduced to its estimated fair value through a charge to income. Fair value is calculated by discounting the estimated future cash flows using a risk-adjusted discount rate. This discount rate is based on rates utilized by market participants that are commensurate with the risks inherent in the development and production of the underlying crude oil and natural gas. Leasehold acquisition costs associated with non-producing areas are also assessed for impairment based on our estimated drilling plans and anticipated capital expenditures related to potential lease expirations.
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
Accounting for Asset Retirement Obligations
We record a liability for legal obligations associated with the replacement, removal or retirement of our long-lived assets in the period the obligation is incurred and is estimable. Our asset retirement liabilities are initially recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation, depletion and amortization expense in our consolidated income statements.
Accounting for Long-Term Incentive Compensation
We measure the cost of long-term incentive compensation based on the fair value of the award on the day it is granted.  Awards issued under our incentive compensation programs are recognized as either equity awards or liability awards based on their characteristics.  Expense is recognized in our consolidated financial statements as general and administrative expense over the period of service required by the award. As a result of adopting ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, as of January 1, 2017, we elected to begin accounting for forfeitures in compensation cost when they occur rather than estimating them over the service period. Pursuant to adopting this accounting standard update, there was no impact to total member's equity. See Note 9 for further discussion of our long-term incentive compensation.
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
Derivatives
We enter into derivative contracts on our oil and natural gas products primarily to stabilize cash flows and reduce the risk and financial impact of downward commodity price movements on commodity sales.  Derivative instruments are reflected on our consolidated balance sheet at their fair value as assets and liabilities. We classify our derivatives as either current or non-

current based on their anticipated settlement date. We net derivative assets and liabilities with counterparties where we have a legal right of offset.
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
Income Taxes
Our taxable income or loss is included in our parent's (EP Energy Corporation) U.S. federal and certain state returns. EP Energy Corporation pays all consolidated U.S. federal and state income tax directly to the appropriate taxing jurisdictions. We record income taxes on a separate return basis in our financial statements as if we had filed separate income tax returns under our existing structure. In certain states, we also file and pay directly to the state taxing authorities. Changes in tax laws are recorded in the period they are enacted. We classify all deferred tax assets and liabilities, along with any related valuation allowance, as non-current on the balance sheet. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available.
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

2.    Acquisitions and Divestitures
Acquisitions. In 2017, we acquired proved and unproved properties for approximately $29 million located in the Permian basin. In December 2017, we entered into an agreement to acquire certain producing properties and undeveloped acreage in Eagle Ford for approximately $245 million, subject to customary closing adjustments. As of December 31, 2017, we deposited $25 million related to the acquisition, which closed on January 31, 2018.

In 2015, we acquired approximately 12,000 net acres adjacent to our existing Eagle Ford Shale acreage for approximately $111 million.

Divestitures. In December 2017, we entered into an agreement to sell certain assets in the Altamont area for approximately $180 million, subject to customary closing adjustments. As of December 31, 2017, we received a deposit of $18 million related to the divestiture, which closed in February 2018. We classified the assets and liabilities associated with the assets to be sold, including $172 million in property, plant and equipment and $2 million in asset retirement obligations, as held for sale on our consolidated balance sheet as of December 31, 2017. In 2016, we completed the sale of our assets located in the Haynesville and Bossier shales for approximately $420 million (net cash proceeds of $388 million after customary adjustments). We recorded a gain on the sale of the Haynesville/Bossier assets of approximately $79 million in 2016.

3.    Impairment Charges
We evaluate capitalized costs related to proved properties upon a triggering event (such as a significant continued decline in forward commodity prices) to determine if an impairment of such properties has occurred. Capitalized costs associated with unproved properties (e.g., leasehold acquisition costs associated with non-producing areas) are also assessed upon a triggering event for impairment based on estimated drilling plans and capital expenditures, which may also change relative to forward commodity prices and/or potential lease expirations. See Notes 1 and 6 for a further discussion of our oil and natural gas properties and related significant accounting policies.
Proved Properties. During the year ended December 31, 2015, we recorded a non-cash impairment charge of approximately $4.0 billion of our proved properties in the Eagle Ford Shale reflecting a reduction in the net book value of the proved property in this area to its estimated fair value due primarily to a significant decline in estimated forward commodity prices.

Unproved Properties. Generally, economic recovery of unproved reserves in non-producing or unproved areas is not yet supported by actual production or conclusive formation tests, but may be confirmed by continuing exploration and development activities. Our ability to retain our leases and thus recover our non-producing leasehold costs is dependent upon a number of factors including our levels of drilling activity, which may include drilling the acreage on our own behalf or jointly with partners, or our ability to modify or extend our leases. Should commodity prices not justify sufficient capital allocation to the continued development of properties where we have non-producing leasehold costs, we could incur impairment charges of our unproved property costs. During the year ended December 31, 2015, we recorded a non-cash impairment charge of $288 million of our unproved properties in the Permian basin based on reduced activity and not having a definitive agreement at that time to extend our Permian lease.

In 2016, we amended our Consolidated Drilling and Development Unit Agreement with the University of Texas Land System in the Permian basin to provide flexibility to extend the time frame to hold our acreage by nearly four years to the end of 2021 (with a 10-year option beyond 2021). The agreement also increased annual well completion requirements from six wells per year to 34, 55 and 55 wells per year in 2016, 2017 and 2018, respectively. We fulfilled this requirement in 2016 and 2017.

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
Pretax Income (Loss) and Income Tax Expense (Benefit). The tables below show the pretax loss and the components of income tax benefit for the following periods:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Pretax Loss	$(203)	$(26)	$(4,326)

Components of Income Tax Benefit (Expense)
Current
Federal	$—	$6	$(6)
State	—	(1)	—
	$—	$5	$(6)

Deferred
Federal	—	—	1,071
State	—	—	49
	—	—	1,120
Total income tax benefit	$—	$5	$1,114
Effective Tax Rate Reconciliation. Our income taxes included in net income differ from the amount computed by applying the statutory federal income tax rate of 35% for the following reasons:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Income taxes at the statutory federal rate of 35%	$71	$9	$1,514
Increase (decrease)
State income taxes, net of federal income tax effect	—	1	41
Change in enacted tax rate	(203)	—	—
Change in valuation allowance	124	(3)	(439)
Other	8	(2)	(2)
Income tax benefit	$—	$5	$1,114
The effective tax rate for the year ended December 31, 2017 was 0%. Our effective tax rate differed from the statutory rate of 35% primarily due to the change in our valuation allowance on our net deferred tax assets and non-deductible compensation expenses. Changes in our deferred taxes from year to year are offset by changes to our related valuation allowance and thus have the effect of eliminating the impact of federal taxes on our income.
In December 2017, Congress passed into law the Tax Cuts and Jobs Act (the Act) which lowered the federal corporate tax rate from 35% to 21% effective January 1, 2018. The passage of the Act had no effect on our financial statements since the $203 million provisional effect of adjusting the tax rate on all our deferred tax balances was offset by a corresponding adjustment to the valuation allowance on our net deferred assets.  While there was no overall impact on our financial statements from the Act, we are still analyzing certain aspects of the Act which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
The effective tax rate for the year ended December 31, 2016 was 19.97%. Our effective tax rate differed from the statutory rate of 35% as a result of the effects of state income taxes (net of federal income tax effects), non-deductible compensation, and adjustments to the valuation allowance on our net deferred tax assets, which offset a deferred income tax benefit by $3 million.

The effective tax rate for the year ended December 31, 2015 was lower than the statutory rate of 35% as a result of recording a valuation allowance of $439 million against our net deferred tax assets.

Deferred Tax Assets and Liabilities. The following are the components of net deferred tax assets and liabilities:

	December 31, 2017	December 31, 2016
	(in millions)

Deferred tax assets
Property, plant and equipment	$50	$249
Net operating loss carryovers	228	160
Employee benefits	2	6
Financial derivatives	8	—
Legal and other reserves	9	6
Asset retirement obligations	8	15
Transaction costs	13	18
Total deferred tax assets	$318	$454
Valuation allowance	(318)	(442)
Net deferred tax assets	—	12

Deferred tax liabilities
Financial derivatives	—	12
Total deferred tax liabilities	—	12
Net deferred tax liabilities	$—	$—
Unrecognized Tax Benefits.  As of December 31, 2017 there were no unrecognized tax benefits as income taxes in our financial statements.  We did not recognize any interest and penalties related to unrecognized tax benefits (classified as income taxes in our consolidated income statements) in 2017, 2016 or 2015, nor do we have any accrued interest and penalties associated with income taxes in our consolidated balance sheets as of December 31, 2017 and December 31, 2016. The Company's and certain subsidiaries income tax years after 2013 remain open and subject to examination by both federal and state tax authorities. During the second quarter of 2017, the Internal Revenue Service concluded an examination of our parent's, EPE Acquisition LLC, 2013 U.S. tax return.
Net Operating Loss and Tax Credit Carryovers. The table below presents the details of our federal and state net operating loss carryover periods as of December 31, 2017 (in millions):

Expiration Period
2035 - 2037
U.S. federal net operating loss carryover	$1,054

2030 - 2037
State net operating loss carryover	$157
Valuation Allowances.  As of December 31, 2017 and 2016, we have a valuation allowance on our deferred tax assets of $318 million and $442 million, respectively. These amounts are recorded based on our evaluation of whether it was more likely than not that our deferred tax assets would be realized. Our evaluations considered cumulative book losses, the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of our taxable jurisdictions.

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

The following table presents the carrying amounts and estimated fair values of our financial instruments:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Short-term debt	$21	$19	$—	$—

Long-term debt	$4,072	$3,248	$3,856	$3,637

Derivative instruments	$5	$5	$57	$57
For the years ended December 31, 2017 and 2016, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable represent fair value because of the short-term nature of these instruments.  Our long-term debt obligations (see Note 7) have various terms, and we estimated the fair value of debt (representing a Level 2 fair value measurement) primarily based on quoted market prices for the same or similar issuances, considering our credit risk.
Oil, Natural Gas and NGLs Derivative Instruments.  We attempt to mitigate a portion of our commodity price risk and stabilize cash flows associated with forecasted sales of oil, natural gas and NGLs through the use of financial derivatives. As of December 31, 2017, we had derivatives contracts in the form of fixed price swaps and three-way collars on 14 MMBbls of oil in 2018. In addition to our oil derivatives, we had derivative contracts in the form of fixed price swaps and options on 33 TBtu of natural gas (26 TBtu in 2018 and 7 TBtu in 2019) and 92 MMGal of ethane and propane fixed price swaps in 2018. As of December 31, 2016, we had derivative contracts for 16 MMBbls of oil, 36 TBtu on natural gas and 108 MMGal on ethane. In addition to the contracts above, we have derivative contracts related to locational basis differences on our oil and natural gas production. None of our derivative contracts are designated as accounting hedges.
As of December 31, 2017 and 2016, all derivative financial instruments were classified as Level 2. Our assessment of the level of an instrument can change over time based on the maturity or liquidity of the instrument, which can result in a change in the classification level of the financial instrument.
The following table presents the fair value associated with our derivative financial instruments as of December 31, 2017 and 2016. All of our derivative instruments are subject to master netting arrangements which provide for the unconditional right of offset for all derivative assets and liabilities with a given counterparty in the event of default. We present assets and liabilities related to these instruments in our consolidated balance sheets as either current or non-current assets or liabilities based on their anticipated settlement date, net of the impact of master netting agreements. On derivative contracts recorded as assets in the table below, we are exposed to the risk that our counterparties may not perform.

Level 2
	Derivative Assets				Derivative Liabilities
	Gross Fair Value				Gross Fair Value
		Impact of Netting	Balance Sheet Location			Impact of Netting	Balance Sheet Location
			Current	Non-current			Current	Non-current
	(in millions)				(in millions)
December 31, 2017
Derivative instruments	$33	$(11)	$18	$4	$(28)	$11	$(17)	$—

December 31, 2016
Derivative instruments	$79	$(17)	$58	$4	$(22)	$17	$(4)	$(1)

For the years ended December 31, 2017, 2016 and 2015, we recorded a derivative gain of $41 million, derivative loss of $73 million and derivative gain of $667 million, respectively. Derivative gains and losses on our oil, natural gas and NGLs financial derivative instruments are recorded in operating revenues in our consolidated income statements.
Credit Risk. We are subject to a risk of loss on our derivative instruments that could occur if our counterparties do not perform pursuant to the terms of their contractual obligations. We maintain credit policies with regard to our counterparties to minimize our overall credit risk. These policies require that we (i) evaluate potential counterparties’ financial condition to determine their credit worthiness; (ii) monitor our oil, natural gas and NGLs counterparties’ credit exposures; (iii) review significant counterparties' credit from physical and financial transactions on an ongoing basis; (iv) use contractual language that affords us netting or set off opportunities to mitigate risk; and (v) when appropriate, require counterparties to post cash collateral, parent guarantees or letters of credit to minimize credit risk.  Our assets related to derivatives as of December 31, 2017 represent financial instruments from seven counterparties, all of which are lenders associated with our $1.4 billion Reserve-based Loan facility (RBL Facility) with an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating. Subject to the terms of our $1.4 billion RBL Facility, collateral or other securities are not exchanged in relation to derivatives activities with the parties in the RBL Facility.
Other Fair Value Considerations. During the year ended December 31, 2015, we recorded a non-cash impairment charge on our proved properties in the Eagle Ford Shale. The estimate of fair value of our proved oil and natural gas properties used to determine the impairment represented a Level 3 fair value measurement. See Notes 1 and 3 for a further discussion of our impairment charges.
6.    Property, Plant and Equipment
Oil and Natural Gas Properties.  As of December 31, 2017 and 2016, we had approximately $4.4 billion and $4.5 billion, respectively, of total property, plant, and equipment, net of accumulated depreciation, depletion, and amortization on our balance sheet, substantially all of which relates to proved and unproved oil and natural gas properties.
Our capitalized costs related to proved and unproved oil and natural gas properties by area for the periods ended December 31 were as follows:

	2017	2016
	(in millions)
Proved
Eagle Ford	$3,219	$3,001
Permian	2,705	2,415
Altamont	1,542	1,624
Total Proved	7,466	7,040
Unproved
Permian	66	94
Altamont	—	60
Total Unproved	66	154
Less accumulated depletion	3,137	2,731
Net capitalized costs for oil and natural gas properties	$4,395	$4,463

During 2017, we transferred approximately $63 million from unproved properties to proved properties. During 2017, 2016 and 2015, we recorded $5 million, $2 million and $9 million, respectively, of amortization of unproved leasehold costs in exploration expense in our consolidated income statement. Suspended well costs were not material as of December 31, 2017 or December 31, 2016.
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

	2017	2016
	(in millions)
Net asset retirement liability at January 1	$41	$38
Liabilities settled	(2)	(1)
Accretion expense	3	3
Changes in estimate	(5)	1
Liability reclassified as held for sale	(2)	—
Net asset retirement liability at December 31	$35	$41
Capitalized Interest.  Interest expense is reflected in our financial statements net of capitalized interest. We capitalize interest primarily on the costs associated with drilling and completing wells until production begins using a weighted average interest rate on our outstanding borrowings. Capitalized interest for the years ended December 31, 2017, 2016 and 2015, was approximately $4 million, $4 million and $14 million, respectively.

7.    Long Term Debt
Listed below are our debt obligations as of the periods presented:

	Interest Rate	December 31, 2017	December 31, 2016
		(in millions)
RBL credit facility - due May 24, 2019(1)	Variable	$595	$370
Senior secured term loans:
Due May 24, 2018(2)	Variable	21	21
Due April 30, 2019(3)	Variable	8	8
Due June 30, 2021(4)	Variable	—	580
Senior secured notes:
Due November 29, 2024	8.00%	500	500
Due February 15, 2025	8.00%	1,000	—
Senior unsecured notes:
Due May 1, 2020	9.375%	1,200	1,576
Due September 1, 2022	7.75%	250	250
Due June 15, 2023	6.375%	519	551
Total debt		4,093	3,856
Less short-term debt, net of debt issue costs of less than $1 million		(21)	—
Total long-term debt		4,072	3,856
Less non-current portion of unamortized debt issue costs		(50)	(67)
Total long-term debt, net		$4,022	$3,789

(1)	Carries interest at a specified margin over LIBOR of 2.50% to 3.50%, based on borrowing utilization.

(2)
Issued at 99% of par and carries interest at a specified margin over the LIBOR of 2.75%, with a minimum LIBOR floor of 0.75%. As of December 31, 2017 and 2016, the effective interest rate of the term loan was 4.23% and 3.50%, respectively.

(3)
Carries interest at a specified margin over the LIBOR of 3.50%, with a minimum LIBOR floor of 1.00%.  As of December 31, 2017 and 2016, the effective interest rate for the term loan was 4.98% and 4.50%, respectively.

(4)	As of December 31, 2016, the effective interest rate for the term loan was 9.75%.

In February 2017, we issued $1 billion of 8.00% senior secured notes which mature in 2025 and used the proceeds (less fees and expenses) to (i) repay in full our senior secured term loans due 2021, (ii) repurchase $250 million in aggregate principal amount of our 9.375% senior unsecured notes due 2020 and (iii) repay $111 million of the amounts outstanding under our RBL Facility. As a result of the issuance, our RBL Facility borrowing base was also reduced from $1.5 billion to $1.44 billion. In conjunction with these transactions, we recorded a loss on extinguishment of debt of approximately $53 million (including $30 million in non-cash expense related to eliminating associated unamortized debt issue costs and debt discounts).
In 2017 and 2016, we also repurchased additional debt as follows:

	Year ended December 31,
	2017	2016
	(in millions)
Debt repurchased - face value(1)	157	812
Cash paid	118	407
Gain on extinguishment of debt(2)(3)	37	393

(1)	In 2017, repurchases were associated with 2020 and 2023 senior unsecured notes. In 2016, repurchases were associated with certain senior unsecured notes and term loans.

(2)	Includes $2 million and $12 million for the years ended December 31, 2017 and 2016, respectively, of non-cash expense related to eliminating associated unamortized debt issue costs.

(3)
For the years ended December 31, 2017 and 2016, we also recorded a loss on the extinguishment of debt of approximately $1 million and $9 million, respectively, primarily related to eliminating a portion of the unamortized debt issue costs due to the reduction of our RBL Facility borrowing base in May 2016.

In January 2018, we completed an exchange of $954 million, $54 million and $139 million of the outstanding amount of our senior unsecured notes maturing in May 2020, September 2022 and June 2023, respectively, for new 9.375% senior secured notes maturing in 2024 with an aggregate principal amount of approximately $1,092 million.

Unamortized Debt Issue Costs. As of December 31, 2017 and 2016, we had total unamortized debt issue costs of $56 million and $77 million. Of these amounts $6 million and $10 million, respectively, are associated with our RBL Facility and $50 million and $67 million, respectively, are associated with our senior secured term loans and senior notes and reflected net in our debt balances. During 2017, 2016 and 2015, we amortized $14 million, $16 million and $18 million, respectively, of deferred financing costs into interest expense.

Reserve-based Loan Facility. We have a $1.4 billion RBL Facility in place which allows us to borrow funds or issue letters of credit (LC's).  The facility matures in May 2019. As of December 31, 2017, we had $786 million of capacity remaining with approximately $19 million of LC's issued and approximately $595 million outstanding under the facility. Listed below is a further description of our credit facility as of December 31, 2017:

Credit Facility	Maturity Date	Interest Rate	Commitment fees
$1.4 billion RBL	May 24, 2019	LIBOR + 2.75%(1) 2.5% for LCs	0.375% commitment fee on unused capacity

(1)
Based on our December 31, 2017 borrowing level. Amounts outstanding under the $1.4 billion RBL Facility bear interest at specified margins over the LIBOR of between 2.50% and 3.50% for Eurodollar loans or at specified margins over the Alternative Base Rate (ABR) of between 1.50% and 2.50% for ABR loans. Such margins will fluctuate based on the utilization of the facility.

The RBL Facility is collateralized by certain of our oil and natural gas properties and has a borrowing base subject to semi-annual redetermination. In October 2017, our RBL Facility borrowing base was affirmed at $1.4 billion. In January 2018, as a result of the debt exchange, the borrowing base was reduced from $1.4 billion to $1.36 billion. Our next redetermination date is in April 2018. Downward revisions of our oil and natural gas reserve volume and value due to declines in commodity prices, the impact of lower estimated capital spending in response to lower prices, performance revisions, or sales of assets or the incurrence of certain types of additional debt, among other items, could cause a reduction of our borrowing base in the future, and these reductions could be significant.

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

Restrictive Provisions/Covenants.  The availability of borrowings under our credit agreement and our ability to incur additional indebtedness is subject to various financial and non-financial covenants and restrictions. In conjunction with the redetermination of our RBL Facility in April 2017, we extended our first lien debt to EBITDAX covenant through March 31, 2019 and the ratio was reduced to 3.0 to 1.0. As of December 31, 2017, we were in compliance with our debt covenants, with a ratio of first lien debt to EBITDAX of 0.86x. In April 2019, this financial covenant will revert to a requirement that our total net debt to EBITDAX ratio not exceed 4.5 to 1.0. As of December 31, 2017, our ratio of total net debt to EBITDAX was 5.88x. We are currently working to renew and extend the maturity of the facility as well as the required covenants thereunder.
Under our debt agreements, we are limited in non-RBL Facility debt repurchases. As of December 31, 2017, the non-RBL Facility debt repurchases limit was approximately $885 million. On January 3, 2018 we entered into a new debt agreement with the new 2024 senior secured note holders that reduced the non-RBL Facility debt repurchases limit to $225 million subject to certain customary adjustments. This limitation does not apply to debt repurchases completed using proceeds from dispositions. Certain other covenants and restrictions, among other things, also limit or place certain conditions on our ability to incur or guarantee additional indebtedness; make any restricted payments or pay any dividends on equity interests or redeem, repurchase or retire parent entities’ equity interests or subordinated indebtedness; sell assets; make investments; create certain liens; prepay debt obligations; engage in transactions with affiliates; and enter into certain hedge agreements.

8.    Commitments and Contingencies
Legal Matters
We and our subsidiaries and affiliates are parties to various legal actions and claims that arise in the ordinary course of our business.  For each matter, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of our current matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure and adjust our accruals accordingly, and these adjustments could be material. As of December 31, 2017, we had approximately $5 million accrued for all outstanding legal matters.
FairfieldNodal v. EP Energy E&P Company, L.P. On March 3, 2014, Fairfield filed suit against one of our subsidiaries in the 157th District Court of Harris County, Texas, claiming we were contractually obligated to pay a transfer fee of approximately $21 million for seismic licensing, triggered by a change in control with the Sponsors' acquisition of our predecessor entity in 2012. Prior to the change in control, we had unilaterally terminated the seismic licensing agreements, and we returned the applicable seismic data. Fairfield also claimed EP Energy did not properly maintain the confidentiality of the seismic data and interpretations made from it. In April 2015, the district court granted summary judgment to EP Energy, and Fairfield then appealed. On July 6, 2017, an intermediate court of appeals in Texas reversed the judgment related to the transfer fee and denied rehearing on October 5, 2017. We filed a petition for review in the Texas Supreme Court in December 2017. At this time, we are unable to estimate the amount or range of possible loss, if any, on this matter.
Indemnifications and Other Matters. We periodically enter into indemnification arrangements as part of the divestiture of assets or businesses.  These arrangements include, but are not limited to, indemnifications for income taxes, the resolution of existing disputes, environmental and other contingent matters. In addition, under various laws or regulations, we could be subject to the imposition of certain liabilities. For example, the decline in commodity prices has created an environment where there is an increased risk that owners and/or operators of assets previously purchased from us may no longer be able to satisfy plugging and abandonment obligations that attach to such assets. In that event, under various laws or regulations, we could be required to assume all, or a portion of the plugging or abandonment obligations on assets we no longer own or operate. As of December 31, 2017, we had approximately $5 million accrued related to these indemnifications and other matters.
Non-Income Tax Matters. We are under a number of examinations by taxing authorities related to non-income tax matters. As of December 31, 2017, we had approximately $42 million accrued (in other accrued liabilities in our consolidated balance sheet) in connection with ongoing examinations related to certain prior period non-income tax matters.

Environmental Matters
We are subject to existing federal, state and local laws and regulations governing environmental quality, pollution control and greenhouse gas (GHG) emissions. Numerous governmental agencies, such as the Environmental Protection Agency (EPA), issue regulations which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. Our management believes that we are in substantial compliance with applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements. For additional details on certain environmental matters related to climate change, air quality and other emissions, hydraulic fracturing regulations and waste handling, refer to Part I, Item 1A, "Risk Factors".
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

Lease Obligations
We maintain operating leases in the ordinary course of our business activities.  These leases include those for office space and various equipment.  The terms of the agreements, the largest of which relates to our building lease, vary through 2025.  Future minimum annual rental commitments under non-cancelable future operating lease commitments at December 31, 2017, were as follows:

Year Ending December 31,	Operating Leases
(in millions)
2018	$5
2019	5
2020	5
2021	5
Thereafter	22
Total	$42
Rental expense for the years ended December 31, 2017, 2016 and 2015 was $6 million, $13 million and $12 million, respectively.
Other Commercial Commitments
At December 31, 2017, we have various commercial commitments totaling $336 million primarily related to commitments and contracts associated with volume and transportation, completion activities and seismic activities. Our annual obligations under these arrangements are $103 million in 2018, $76 million in 2019, $58 million in 2020, $52 million in 2021 and $47 million thereafter.

9.    Long-Term Incentive Compensation / 401(k) Retirement Plan
Overview. Under our parent’s, EP Energy Corporation’s, current stock-based compensation plans (the EP Energy Corporation 2014 Omnibus Incentive Plan and 2017 EP Energy Corporation Employment Inducement Plan), our parent may issue to our employees and non-employee directors various forms of long-term incentive (LTI) compensation including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares/units, incentive awards, cash awards, and other stock-based awards. They are authorized to grant awards of up to 36,832,525 shares of their common stock for awards under these plans, with 28,695,370 shares remaining available for issuance as of December 31, 2017.
In addition, in conjunction with the acquisition of certain of our parent's subsidiaries by Apollo and other private equity investors in 2012 (the Acquisition), our parent issued Class B shares (formerly management incentive units intended to constitute profits interests) which become payable should certain liquidity events occur. No additional Class B shares are available for issuance.
We record stock-based compensation expense as general and administrative expense over the requisite service period. For the years ended December 31, 2017, 2016 and 2015, we recognized pre-tax compensation expense related to our LTI programs, net of the impact of forfeitures of approximately $(19) million, $22 million and $21 million, respectively, and recorded an associated income tax benefit of $5 million, $9 million and $6 million for the years 2017, 2016 and 2015, respectively. As a result of a change in our management and certain other staff reductions and departures during 2017, we recorded a reduction of compensation expense of approximately $33 million related to the reversal of previously recognized compensation expense to reflect the forfeitures of these individual's LTI awards.
Restricted stock. Our parent grants shares of restricted common stock which carry voting and dividend rights and may not be sold or transferred until they are vested. The fair value of our parent’s restricted stock is determined on the date of grant and these shares generally vest in equal amounts over 3 years from the date of the grant. A summary of the changes in our parent’s non-vested restricted shares for the year ended December 31, 2017 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2016	6,326,788	$7.69
Granted	5,895,639	$3.92
Vested	(2,355,507)	$8.42
Forfeited	(4,582,934)	$5.86
Non-vested at December 31, 2017	5,283,986	$4.63
The total unrecognized compensation cost related to these arrangements at December 31, 2017 was approximately $17 million, which is expected to be recognized over a weighted average period of 2 years.
Stock Options. In 2014, our parent granted stock options as compensation for future service at an exercise price equal to the closing share price of their stock on the grant date. No stock options were granted subsequent to 2014. Stock options granted have contractual terms of 10 years and vest in three tranches over a five-year period (with the first tranche vesting on the third anniversary of the grant date, the second tranche vesting on the fourth anniversary of the grant date and the third tranche vesting on the fifth anniversary thereof). We do not pay dividends on unexercised options. As of December 31, 2017 we had approximately 101,844 outstanding options with a weighted average exercise price of $19.82 per share and a weighted average remaining contractual term of 6.25 years. There were no options exercised during the year, and options outstanding had no intrinsic value as of December 31, 2017. Total compensation cost related to non-vested option awards not yet recognized at December 31, 2017 was less than $1 million, which is expected to be recognized over a weighted average period of 1 year.

Class B Shares.  At the time of the Acquisition in 2012, certain employees were awarded management incentive units (MIPs) intended to constitute profits interests.  In 2013, these MIPs converted into Class B shares on a one-for-one basis. Any payout on Class B shares occurs based on the achievement of certain predetermined performance measures (e.g., certain liquidity events in which our private equity investors receive a return of at least one times their invested capital plus a stated return). The MIPs were issued at no cost to the employees and have value only to the extent the value of the Company increases. For accounting purposes, these awards were treated as compensatory equity awards at the date of grant. As of December 31, 2017, we had unrecognized compensation expense of $3 million, which will only be recognized should the certain liquidity events described above occur and the right to such amounts become nonforfeitable.

Performance Share Units. In November 2017, our parent granted 912,000 performance share units (PSUs) to certain members of EP Energy's management team. The PSUs represent a contractual right to receive one share of EP Energy’s common stock if certain conditions are met, and the number of PSUs actually earned, if any, will be based upon achievement of specified stock price goals over a four-year performance period (grant date thru October 2021). The PSUs vest over a six-year period; 80% ratably over the first four years and the final 20% on the sixth year with settlement dates over three years; 20% in the fourth year, 20% in the fifth year and 60% in the sixth year. The PSUs will settle in shares of common stock if certain stock price hurdles are met, but such shares will remain subject to transfer restrictions through October 2024 unless certain conditions are satisfied.

For accounting purposes, the PSUs are treated as an equity award with the expense recognized on an accelerated basis over the life of the award. The grant date fair value of these awards was approximately $12 million as determined by a Monte Carlo simulation utilizing multiple input variables that determine the probability of satisfying the market condition stipulated in the award. We estimated an expected volatility of approximately 86.77% based on life-to-date volatility of our parent's common stock, which has been publicly traded for an amount of time less than the contractual term of the award. We estimated a risk free rate of 2.10% based on the yield, as of the valuation date, on zero coupon U.S. Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) that have a term equal to the length of the period from the valuation date to the final vest date. The expected term of the award is 6 years. Total compensation cost related to our parent's non-vested performance share units not yet recognized at December 31, 2017 was $11 million, which is expected to be recognized over a weighted average period of 3 years.

Performance Unit Awards. Our parent granted performance unit awards to certain members of EP Energy's management team. Performance units have a target value of $100 per unit; however, the ultimate value of each performance unit will range from zero to $200 depending on the level of total shareholder return (TSR) relative to that of EP Energy’s peer group of companies for the performance period. Performance units awarded in 2016 are subject to three separate performance periods starting on January 1, 2016 and ending on December 31, 2016, 2017 and 2018 and vest in three separate tranches over the requisite service period beginning on the grant date. Performance units awarded in 2017 are subject to one performance period starting on January 1, 2017 and ending on December 31, 2019 and "cliff" vest three years from the grant date. The awards may be settled in either stock or cash at the election of the board of directors of our parent. Had all performance unit awards vested on December 31, 2017 and been settled in stock, no shares would have been issued.

For accounting purposes, the performance unit awards are treated as a liability award with the expense recognized on an accelerated basis over the life of the award and fair value remeasured at each reporting period. As of December 31, 2017 and 2016, we had approximately 18,317 and 78,900 awards outstanding, respectively. The fair value of these awards measured as of December 31, 2017 was less than $1 million for both the 2017 and 2016 awards determined using a Monte Carlo simulation. The following table summarizes the significant assumptions used to calculate the fair value of the performance unit awards as of December 31, 2017, which were granted in 2016 and 2017:

	2016 Awards	2017 Awards
Expected Term in Years	3.0	3.0
Expected Volatility(1)	64.93%	100.03%
Expected Dividends	—	—
Risk-Free Interest Rate(2)	1.76%	1.89%

(1)	Expected volatility assumption for performance unit awards is based on the historical stock price volatility equal to the remaining length of the performance period as of the valuation date.

(2)	The risk-free rate is based upon the yield on U.S. Treasury STRIPS over the expected term as of the grant date.

Total compensation cost related to our parent's non-vested performance unit not yet recognized at December 31, 2017 was less than $1 million, which is expected to be recognized over a weighted average period of 2 years.
Other. In September 2013, EP Energy Corporation, our ultimate parent, issued an additional 70,000 shares of Class B common stock to EPE Employee Holdings II, LLC (EPE Holdings II).  EPE Holdings II was formed to hold such shares and serve as an entity through which current and future employee incentive awards would be granted.  Holders of the awards do not hold actual Class B common stock or equity in EPE Holdings II, but rather will have a right to receive proceeds paid to EPE Holdings II in respect of such shares which is conditional upon certain events (e.g., certain liquidity events in which our private equity investors receive a return of at least one times their invested capital plus a stated return) that are not yet probable of occurring. As a result, no compensation expense was recognized upon the issuance of the Class B shares to EPE Holdings II, and none will occur until those events that give rise to a payout on such shares becomes probable of occurring.  At that time, the full value of the awards issued to EPE Holdings II will be recognized based on actual amounts paid, if any, on the Class B common stock.

401(k) Retirement Plan. We sponsor a tax-qualified defined contribution retirement plan for a broad-based group of employees.  We make matching contributions (dollar for dollar up to 6% of eligible compensation) and non-elective employer contributions (5% of eligible compensation) to the plan, and individual employees are also eligible to contribute to the defined contribution plan.  During 2017, 2016 and 2015, we contributed $7 million, $9 million and $10 million, respectively, of matching and non-elective employer contributions.
10.  Related Party Transactions
Affiliate Payments.  In November 2017, in connection with the release of members of the leadership team of a portfolio company of funds managed by Apollo Management, LLC (Apollo) affiliates to join the Company, the Company reimbursed that portfolio company approximately $4 million for money contributed to it by fund investors (other than Apollo).

Joint Venture. In January 2017, we entered into a drilling joint venture with Wolfcamp Drillco Operating L.P. (the Investor), which is managed and controlled by an affiliate of Apollo Global Management LLC, to fund future oil and natural gas development in the Permian basin.  Subsequently, Access Industries acquired an indirect minority ownership interest in the Investor, and therefore is also indirectly responsible for funding a portion of the Investor’s capital commitment. The Investor may fund approximately $450 million over the entire program (150 wells in two separate 75 well tranches), or approximately 60 percent of the estimated drilling, completion and equipping costs of the wells, in exchange for a 50 percent working interest in the joint venture wells.  Once the Investor achieves a 12 percent internal rate of return on its invested capital in each tranche, its working interest will revert to 15 percent.  We are the operator of the joint venture assets. The first wells under the joint venture began producing in January 2017, and for the year ended December 31, 2017, we recovered approximately $214 million related to the capital costs of the joint venture wells from the Investor and have drilled and completed 58 wells.

Affiliate Supply Agreement.  For the years ended December 31, 2017, 2016 and 2015, we recorded approximately $1 million, $6 million and $67 million, respectively, in capital expenditures for amounts expended under supply agreements entered into with an affiliate of Apollo to provide certain fracturing materials used in our Eagle Ford drilling operations.
Contribution from Parent.  For the years ended December 31, 2017 and 2015, we received cash contributions from our parent of $4 million and $20 million, respectively.
Taxes. We are party to a tax accrual policy with our parent whereby our parent files U.S. and certain state tax returns on our behalf. As of December 31, 2017, we had no state income tax payable due to our parent. As of December 31, 2016, we had state income tax payable due to our parent of $1 million.

Supplemental Selected Quarterly Financial Information (Unaudited)
Financial information by quarter is summarized below (in millions).

2017	March 31	June 30	September 30	December 31
Operating revenues
Physical sales	$257	$251	$242	$275
Financial derivatives	70	45	(23)	(51)
Operating income (loss)	89	61	(18)	7
Income tax benefit	—	—	—	—
Net loss	$(47)	$(8)	$(74)	$(74)

2016	March 31	June 30	September 30	December 31
Operating revenues
Physical sales	$182	$205	$212	$241
Financial derivatives	42	(105)	43	(53)
Operating (loss) income	(18)	(27)	6	(59)
Income tax benefit	—	—	5	—
Net income (loss)	$94	$62	$(37)	$(140)
Below are additional significant items affecting comparability of amounts reported in the respective periods of 2017 and 2016:
September 30, 2017. We recorded a $24 million gain on extinguishment of debt in conjunction with repurchasing a portion of our senior unsecured notes.
June 30, 2017. We recorded a $13 million gain on extinguishment of debt in conjunction with repurchasing a portion of our senior unsecured notes.
March 31, 2017. We recorded a $53 million loss on extinguishment of debt in conjunction with issuing $1 billion of 8.00% senior secured notes.
September 30, 2016. We recorded a $26 million gain on extinguishment of debt in conjunction with repurchasing a portion of our senior unsecured notes and term loans.
June 30, 2016. We recorded a $162 million gain on extinguishment of debt primarily in conjunction with repurchasing a portion of our senior unsecured notes and term loans. In addition, we recorded an $83 million gain on sale of assets related to the sale of our assets in the Haynesville and Bossier shales.
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
Capitalized Costs. Capitalized costs relating to domestic oil and natural gas producing activities and related accumulated depreciation, depletion and amortization were as follows at December 31 (in millions):

	2017(1)	2016
Oil and natural gas properties	$7,532	$7,194
Less accumulated depreciation, depletion and amortization	3,137	2,731
Net capitalized costs	$4,395	$4,463

(1)	December 31, 2017 does not include amounts related to certain assets in the Altamont area as these capitalized costs are reflected as assets held for sale on our consolidated balance sheet.

Total Costs Incurred. Costs incurred in oil and natural gas producing activities, whether capitalized or expensed, were as follows for the years ended December 31, 2017, 2016 and 2015 (in millions):

U.S.
2017 Consolidated:
Property acquisition costs
Proved properties	$7
Unproved properties(1)	27
Exploration costs (capitalized and expensed)	6
Development costs	544
Costs expended	584
Asset retirement obligation costs	—
Total costs incurred	$584

2016 Consolidated:
Property acquisition costs
Unproved properties	$8
Exploration costs (capitalized and expensed)	4
Development costs	472
Costs expended	484
Asset retirement obligation costs	—
Total costs incurred	$484

2015 Consolidated:
Property acquisition costs
Proved properties	$111
Unproved properties	12
Exploration costs (capitalized and expensed)	26
Development costs	1,168
Costs expended	1,317
Asset retirement obligation costs	4
Total costs incurred	$1,321

(1)	Includes approximately $5 million related to lease extensions and renewals.

We capitalize salaries and benefits that we determine are directly attributable to our oil and natural gas activities. The table above includes capitalized labor costs of $23 million, $27 million and $31 million for the years ended December 31, 2017, 2016 and 2015, and capitalized interest of $4 million, $4 million and $14 million for the same periods.

Oil and Natural Gas Reserves. Net quantities of proved developed and undeveloped reserves of natural gas, oil and NGLs and changes in these reserves at December 31, 2017 presented in the tables below are based on our internal reserve report. Net proved reserves exclude royalties and interests owned by others and reflect contractual arrangements and royalty obligations in effect at the time of the estimate. Our 2017 proved reserves were consistent with estimates of proved reserves filed with other federal agencies in 2017 except for differences of less than five percent resulting from actual production, acquisitions, property sales, necessary reserve revisions and additions to reflect actual experience.
Ryder Scott Company, L.P. (Ryder Scott), conducted an audit of the estimates of the proved reserves that we prepared as of December 31, 2017.  In connection with its audit, Ryder Scott reviewed 100% (by volume) of our total proved reserves on a barrel of oil equivalent basis, representing 99% of the total discounted future net cash flows of these proved reserves. Ryder Scott did not audit our non-operated properties, which are less than 1% of our net proved reserves by volume. For the audited properties, 100% of our total proved undeveloped (PUD) reserves were evaluated.  Ryder Scott concluded the overall procedures and methodologies that we utilized in preparing our estimates of proved reserves as of December 31, 2017 complied with current SEC regulations and the overall proved reserves for the reviewed properties as estimated by us are, in aggregate, reasonable within the established audit tolerance guidelines of 10% as set forth in the Society of Petroleum Engineers auditing standards.  Ryder Scott’s report is included as an exhibit to this Annual Report on Form 10-K.

	Year Ended December 31, 2017(1)
	Natural Gas (in Bcf)	Oil (in MBbls)	NGLs (in MBbls)	Equivalent Volumes (in MMBoe)
Proved developed and undeveloped reserves
Beginning of year	732	219,783	90,575	432.4
Revisions due to prices	16	5,937	1,733	10.4
Revisions other than prices(2)	(72)	(3,369)	(11,950)	(27.3)
Extensions and discoveries(3)	44	10,143	6,752	24.2
Purchase of reserves	—	102	16	0.1
Sales of reserves in place	(22)	(11,898)	(2,183)	(17.7)
Production	(46)	(16,833)	(5,466)	(30.0)
End of year	652	203,865	79,477	392.1

Proved developed reserves:
Beginning of year	346	108,133	38,887	204.6
End of year	372	114,282	41,989	218.3
Proved undeveloped reserves:
Beginning of year	386	111,649	51,689	227.8
End of year	280	89,584	37,489	173.8

(1)	Proved reserves were evaluated based on the average first day of the month spot price for the preceding 12-month period of $51.34 per Bbl (WTI) and $2.98 per MMBtu (Henry Hub).

(2)
The 27 MMBoe of revisions other than prices includes 23 MMBoe of negative PUD revisions due to a reallocation of capital in our development areas and 4 MMBoe of negative revisions. The negative 4 MMBoe of revisions includes a negative revision of 13 MMBoe in the Permian, a net positive revision of 6 MMBoe in Eagle Ford and a net positive revision of 3 MMBoe in Altamont.

(3)    The 24 MMBoe of extensions and discoveries are all in the Permian. Of the 24 MMBoe of extensions and discoveries, 16 MMBoe were liquids representing 70% of EP
Energy’s total extensions and discoveries.

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

(2)
The 92 MMBoe of revisions other than prices includes 98 MMBoe of negative PUD revisions due to reductions in our estimated capital in our five-year development plan and 6 MMBoe of positive revisions. The positive 6 MMBoe of revisions includes a net positive revision of 35 MMBoe in Permian, a net positive revision of 3 MMBoe in Altamont, a net positive revision of 1 MMBoe in non-core assets and a negative revision of 33 MMBoe in Eagle Ford.

(3)
Of the 64 MMBoe of extensions and discoveries, 55 MMBoe are in the Permian, 8 MMBoe are in the Altamont area and 1 MMBoe are in the Eagle Ford Shale. Of the 64 MMBoe of extensions and discoveries, 43 MMBoe were liquids representing 66% of EP Energy’s total extensions and discoveries.

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

(3)
Of the 69 MMBoe of extensions and discoveries, 18 MMBoe are in the Eagle Ford Shale, 32 MMBoe are in the Permian, 19 MMBoe are in the Altamont area and less than 1 MMBoe are in the Haynesville Shale. Of the 69 MMBoe of extensions and discoveries, 52 MMBoe were liquids representing 76% of EP Energy’s total extensions and discoveries.

In accordance with SEC Regulation S-X, Rule 4-10 as amended, we use the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month preceding the 12-month period prior to the end of the reporting period. The first day 12-month average price used to estimate our proved reserves at December 31, 2017 was $51.34 per barrel of oil (WTI) and $2.98 per MMBtu for natural gas (Henry Hub).
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
The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from oil and natural gas properties we own declines as reserves are depleted. Except to the extent we conduct successful exploration and development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Subsequent to December 31, 2017, there have been no major discoveries, favorable or otherwise, on our proved reserves volumes that may be considered to have caused a significant change in our estimated proved reserves at December 31, 2017.

Results of Operations. Results of operations for oil and natural gas producing activities for the years ended December 31, 2017, 2016 and 2015 (in millions):

U.S.
2017 Consolidated:
Net Revenues(1) — Sales to external customers	$1,025
Costs of products and services	(131)
Production costs(2)	(223)
Depreciation, depletion and amortization(3)	(476)
Exploration and other expense	(12)
183
Income tax expense	(66)
Results of operations from producing activities	$117

2016 Consolidated:
Net Revenues(1) — Sales to external customers	$840
Costs of products and services	(136)
Production costs(2)	(203)
Depreciation, depletion and amortization(3)	(450)
Exploration and other expense	(5)
46
Income tax expense	(17)
Results of operations from producing activities	$29

2015 Consolidated:
Net Revenues(1) — Sales to external customers	$1,241
Costs of products and services	(169)
Production costs(2)	(259)
Impairment charges	(4,297)
Depreciation, depletion and amortization(3)	(971)
Exploration and other expense	(20)
(4,475)
Income tax benefit	1,607
Results of operations from producing activities	$(2,868)

(1)    Excludes the effects of oil and natural gas derivative contracts.
(2)    Production costs include lease operating expense and production related taxes, including ad valorem and severance taxes.

(3)	Includes accretion expense on asset retirement obligations of $3 million for each of the years ended December 31, 2017, 2016 and 2015.

Standardized Measure of Discounted Future Net Cash Flows. The standardized measure of discounted future net cash flows relating to our consolidated proved oil and natural gas reserves at December 31 is as follows (in millions):

U.S.
2017 Consolidated:
Future cash inflows(1)	$12,395
Future production costs	(5,363)
Future development costs	(2,692)
Future income tax expenses	(149)
Future net cash flows	4,191
10% annual discount for estimated timing of cash flows	(2,158)
Standardized measure of discounted future net cash flows	$2,033

2016 Consolidated:
Future cash inflows(1)	$10,507
Future production costs	(5,061)
Future development costs	(2,824)
Future income tax expenses	(140)
Future net cash flows	2,482
10% annual discount for estimated timing of cash flows	(1,455)
Standardized measure of discounted future net cash flows	$1,027

2015 Consolidated:
Future cash inflows(1)	$16,416
Future production costs	(6,903)
Future development costs	(4,668)
Future income tax expenses	(280)
Future net cash flows	4,565
10% annual discount for estimated timing of cash flows	(2,581)
Standardized measure of discounted future net cash flows	$1,984

(1)
The company had no commodity-based derivative contracts designated as accounting hedges at December 31, 2017, 2016 and 2015. Amounts also exclude the impact on future net cash flows of derivatives not designated as accounting hedges.

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following are the principal sources of change in our consolidated standardized measure of discounted future net cash flows (in millions):

	Year Ended December 31,(1)
	2017	2016	2015
Consolidated:
Sales and transfers of oil and natural gas produced net of production costs	$(801)	$(637)	$(982)
Net changes in prices and production costs	1,048	(1,068)	(7,085)
Extensions, discoveries and improved recovery, less related costs	98	57	145
Changes in estimated future development costs	(196)	1,267	997
Previously estimated development costs incurred during the period	441	281	835
Revision of previous quantity estimates	(181)	(812)	(1,008)
Accretion of discount	157	281	954
Net change in income taxes	(1)	24	2,428
Purchase of reserves in place	1	—	48
Sales of reserves in place	(48)	(75)	—
Change in production rates, timing and other	488	(275)	(1,246)
Net change	$1,006	$(957)	$(4,914)

Representative NYMEX prices:(2)
Oil (Bbl)	$51.34	$42.75	$50.28
Natural gas (MMBtu)	$2.98	$2.48	$2.59

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our CEO and our CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2017.  See Part II, Item 8, “Financial Statements and Supplementary Data” under Management’s Annual Report on Internal Control Over Financial Reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Ernst & Young LLP audited our financial statements for fiscal year 2017, including the audit of EP Energy LLC.  Included in the table below are the aggregate fees for professional services rendered to us by Ernst & Young LLP for the years ended December 31, 2017 and 2016.
Principal Accountant Fees and Services
Aggregate fees for professional services rendered to us by Ernst & Young LLP for the years ended December 31 were (in thousands):

	2017	2016
Audit	$1,556	$1,604
Audit Related	2	2
Tax	10	9
Total	$1,568	$1,615
Audit Fees. For the years ended December 31, 2017 and 2016 were primarily for professional services rendered for the audit of consolidated financial statements of EP Energy LLC; the review of documents filed with the SEC; consents; the issuance of comfort letters; and certain financial accounting and reporting consultations.
Audit Related Fees. For the years ended December 31, 2017 and 2016 were primarily for professional services and other advisory services rendered not included in audit fees above.
Tax Fees. For the years ended December 31, 2017 and 2016 were for professional services related to tax compliance, tax planning and advisory services.
The audit committee of the board of directors of our parent has adopted a pre-approval policy for audit and non-audit services and the fees set forth above are consistent with such pre-approvals.  The audit committee’s current practice is to consider for pre-approval annually all categories of audit and permitted non-audit services proposed to be provided by our independent auditors for a fiscal year.  Pre-approval of tax services requires that the principal independent auditor provide the audit committee with written documentation of the scope and fee structure of the proposed tax services and discuss with the audit committee the potential effects, if any, of providing such services on the independent auditor’s independence.  The audit committee will also consider for pre-approval annually the maximum amount of fees and the manner in which the fees are determined for each type of pre-approved audit and non-audit services proposed to be provided by the independent auditors for the fiscal year.  The audit committee must separately pre-approve any service that is not included in the approved list of services or any proposed services exceeding the pre-approved cost levels.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1. Financial statements: Refer to Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
2. Financial statement schedules: Refer to Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

3. and (b). Exhibits
The exhibits identified below are filed as part of this report and are hereby incorporated herein by reference. The list below is a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.
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

Exhibits filed with this report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement. Exhibits designated with a “†” indicate that a confidential treatment has been granted with respect to certain portions of the exhibit. Omitted portions have been filed separately with the SEC. Exhibits designated with a "#" have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A list of these exhibits and schedules is included after the table of contents in the Participation and Development Agreement. The Company agrees to furnish a supplemental copy of any such omitted exhibit or schedule to the SEC upon request.

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

#2.6
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

3.3
Second Amended and Restated Limited Liability Company Agreement of EP Energy LLC dated as of November 28, 2016 (Exhibit 3.3 to Company’s Annual Report on Form 10-K, filed with the SEC on March 3, 2017).

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

4.5
Indenture, dated as of February 6, 2017, by and among EP Energy LLC, Everest Acquisition Finance Inc., the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (Exhibit 4.1 to EP Energy Corporation’s Report on Form 8-K, filed with the SEC on February 7, 2017).

4.6
Indenture, dated as of January 3, 2018, by and among EP Energy LLC, Everest Acquisition Finance Inc., the Subsidiary Guarantors thereto and Wilmington Trust, National Association, as trustee and collateral agent (Exhibit 4.1 to Company’s Report on Form 8-K, filed with the SEC on January 4, 2018).

4.7
Second Supplemental Indenture, dated as of December 21, 2017, by and among EP Energy LLC, Everest Acquisition Finance Inc. and Wilmington Trust, National Association, as trustee (Exhibit 4.1 to Company’s Report on Form 8-K, filed with the SEC on January 4, 2018).

Exhibit No.	Exhibit Description
4.8
Registration Rights Agreement, dated as of May 28, 2015, between EP Energy LLC, Everest Acquisition Finance Inc. and RBC Capital Markets, LLC, as representative of the several initial purchasers, in respect of 6.375% Senior Notes due 2023 (Exhibit 4.5 to the Company’s Registration Statement on Form S-4, filed with the SEC on June 24, 2015).

4.9
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

4.10
Registration Rights Agreement, dated as of August 13, 2012, between EP Energy LLC, Everest Acquisition Finance Inc. and Citigroup Global Markets Inc., as representative of the several initial purchasers, in respect of 7.750% Senior Notes due 2022 (Exhibit 4.6 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 11, 2012).

4.11
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

10.9
Fourth Amendment, dated as of April 6, 2015, to the Credit Agreement, dated as of May 24, 2012, among EPE Acquisition, LLC, EP Energy LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (Exhibit 10.1 to EP Energy Corporation’s Current Report on Form 8-K, filed with the SEC on April 7, 2015).

10.10
Fifth Amendment, dated as of May 2, 2016, to the Credit Agreement, dated as of May 24, 2012, among EPE Acquisition, LLC, EP Energy LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (Exhibit 10.1 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on May 4, 2016).

10.11
Sixth Amendment, dated as of November 11, 2016, to the Credit Agreement, dated as of May 24, 2012, among EPE Acquisition, LLC, EP Energy LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (Exhibit 10.1 to EP Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the SEC on August 3, 2017).

Exhibit No.	Exhibit Description
10.12
Seventh Amendment, dated as of April 24, 2017, to the Credit Agreement, dated as of May 24, 2012, among EPE Acquisition, LLC, EP Energy LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (Exhibit 10.2 to EP Energy Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the SEC on August 3, 2017).

10.13
Consent and Agreement to Credit Agreement, dated as of June 7, 2013, among EPE Holdings LLC, EP Energy LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the SEC on August 14, 2013).

10.14
Assumption and Ratification Agreement, dated as of April 30, 2014, entered into by EPE Acquisition, LLC, in favor of the Secured Parties (as defined in the Credit Agreement) (Exhibit 10.9 to EP Energy Corporation's Annual Report on Form 10-K, filed with the SEC on February 23, 2015).

10.15
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

10.20
Amendment No. 1, dated as of August 21, 2012, to the Term Loan Agreement, dated as of April 24, 2012, among EP Energy LLC, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (Exhibit 10.16 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 11, 2012).

10.21
Joinder Agreement, dated as of August 21, 2012, among Citibank, N.A., as Additional Tranche B-1 Lender, EP Energy LLC and Citibank, N.A., as administrative agent (Exhibit 10.17 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 11, 2012).

10.22
Incremental Facility Agreement, dated October 31, 2012, to the Term Loan Agreement, dated as of April 24, 2012 and amended by that certain Amendment No. 1 dated as of August 21, 2012, among EP Energy LLC, the lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2012).

10.23
Reaffirmation Agreement, dated as of October 31, 2012, among EP Energy LLC, each Subsidiary Party party thereto and Citibank, N.A., as administrative agent and collateral agent (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2012).

10.24
Amendment No. 2, dated as of May 2, 2013, to the Term Loan Agreement, dated as of April 24, 2012, among EP Energy LLC, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2013).

10.25
Joinder Agreement, dated as of May 2, 2013, among Citibank, N.A., as Additional Tranche B-1 Lender, EP Energy LLC and Citibank, N.A., as administrative agent (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2013).

10.26
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

10.27
Consent and Exchange Agreement, dated as of August 24, 2016, among EP Energy LLC, the other credit parties party thereto, the lenders party thereto, the additional lender party thereto, and Citibank, N.A. (Exhibit 10.1 to EP Energy Corporation’s Current Report on Form 8-K, filed with the SEC on August 26, 2016).

Exhibit No.	Exhibit Description
10.28
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

10.30
Pledge Agreement, dated as of August 24, 2016, among EP Energy LLC, each Subsidiary of EP Energy LLC identified therein and Citibank, N.A., as collateral agent (Exhibit 10.4 to EP Energy Corporation’s Current Report on Form 8-K, filed with the SEC on August 26, 2016).

10.31
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

10.32
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

10.33
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

10.36
Consent and Acknowledgement, dated as of February 6, 2017, by Wilmington Trust, National Association, as new Term Facility Agent and Applicable Second Lien Agent, and acknowledged by JPMorgan Chase Bank, N.A., as Applicable First Lien Agent, Citibank, N.A., as prior Term Facility Agent and prior Applicable Second Lien Agent, Wilmington Trust, National Association, as an Other First-Priority Lien Obligations Agent, and EP Energy LLC, with respect to the Priority Lien Intercreditor Agreement, dated as of August 24, 2016 and supplemented on November 29, 2016 (Exhibit 10.1 to Company's Current Form 8-K, filed with the SEC on February 7, 2017).

10.37
Consent and Acknowledgement, dated as of February 6, 2017, by Wilmington Trust, National Association, as an Other First-Priority Lien Obligations Agent, and acknowledged by JPMorgan Chase Bank, N.A., as Applicable First Lien Agent, Wilmington Savings Fund Society, FSB (as successor to Citibank, N.A.), as Applicable Second Lien Agent, Wilmington Trust, National Association, as an Other First-Priority Lien Obligations Agent, and EP Energy LLC, with respect to the Amended and Restated Senior Lien Intercreditor Agreement, dated as of August 24, 2016 and supplemented on November 29, 2016 (Exhibit 10.2 to Company's Current Report on Form 8-K, filed with the SEC on February 7, 2017).

10.38
Consent and Acknowledgement, dated as of January 3, 2018, by Wilmington Trust, National Association, as an Other Second-Priority Lien Obligations Agent, and acknowledged by JPMorgan Chase Bank, N.A., as Applicable First Lien Agent, Wilmington Trust, National Association, as an Other First-Priority Lien Obligations Agent for the holders of the 8.00% 2024 Notes, Wilmington Trust, National Association, as Term Facility Agent for the holders of the 8.00% 2025 Notes and Applicable Second Lien Agent and EP Energy LLC (on behalf of itself and its subsidiaries), with respect to the Priority Lien Intercreditor Agreement dated as of August 24, 2016 and supplemented on November 29, 2016 and February 6, 2017 (Exhibit 10.1 to EP Energy Corporation’s Current Report on Form 8-K, filed with the SEC on January 4, 2018).

10.39
Consent and Acknowledgement, dated as of January 3, 2018, by Wilmington Trust, National Association, as an Other First-Priority Lien Obligations Agent, and acknowledged by JPMorgan Chase Bank, N.A., as Applicable First Lien Agent, Wilmington Savings Fund Society, FSB (as successor to Citibank, N.A.), as Applicable Second Lien Agent, Wilmington Trust, National Association, as an Other First-Priority Lien Obligations Agent for the holders of the 8.00% 2024 Notes, Wilmington Trust, National Association, as an Other First-Priority Lien Obligations Agent for the holders of the 8.00% 2025 Notes, and EP Energy LLC (on behalf of itself and its subsidiaries), with respect to the Amended and Restated Senior Lien Intercreditor Agreement dated as of August 24, 2016 and supplemented on November 29, 2016 and February 6, 2017 (Exhibit 10.2 to EP Energy Corporation’s Current Report on Form 8-K, filed with the SEC on January 4, 2018).

Exhibit No.	Exhibit Description
10.40
Collateral Agreement, dated as of November 29, 2016, by and among EP Energy LLC, the Subsidiaries of EP Energy LLC party thereto and Wilmington Trust, National Association, as collateral agent (Exhibit 10.4 to EP Energy Corporation’s Current Report on Form 8-K filed with the SEC on November 30, 2016).

10.41
Collateral Agreement, dated as of February 6, 2017, by and among EP Energy LLC, the Subsidiaries of EP Energy LLC party thereto and Wilmington Trust, National Association, as collateral agent (Exhibit 10.3 to Company's Current Report on Form 8-K, filed with the SEC on February 7, 2017).

10.42
Pledge Agreement, dated as of November 29, 2016, by and among EP Energy LLC, the Subsidiaries of EP Energy LLC party thereto and Wilmington Trust, National Association, as collateral agent (Exhibit 10.5 to EP Energy Corporation’s Current Report on Form 8-K filed with the SEC on November 30, 2016).

10.43
Pledge Agreement, dated as of February 6, 2017, by and among EP Energy LLC, the Subsidiaries of EP Energy LLC party thereto and Wilmington Trust, National Association, as collateral agent (Exhibit 10.4 to Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2017).

10.44
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

10.45+
Employment Agreement dated as of November 1, 2017 by and between EP Energy Corporation and Russell Parker (Exhibit 10.1 to EP Energy Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2017).

10.46+
Employment Agreement dated as of November 1, 2017 by and between EP Energy Corporation and Ray Ambrose (Exhibit 10.2 to EP Energy Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2017).

10.47+
Employment Agreement dated as of November 1, 2017 by and between EP Energy Corporation and Chad England (Exhibit 10.3 to EP Energy Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2017).

10.48+	Employment Agreement dated May 24, 2012 for Clayton A. Carrell (Exhibit 10.18 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 11, 2012).

10.49+	Employment Agreement dated May 24, 2012 for Brent J. Smolik (Exhibit 10.20 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 11, 2012).

10.50+	Employment Agreement dated May 24, 2012 for Dane E. Whitehead (Exhibit 10.21 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 11, 2012).

10.51+	Employment Agreement dated May 24, 2012 for Marguerite N. Woung-Chapman (Exhibit 10.22 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 11, 2012).

10.52+	Employment Agreement dated May 24, 2012 for Joan M. Gallagher (Exhibit 10.30 to EP Energy Corporation’s Annual Report on Form 10-K filed with the SEC on February 23, 2015).

10.53+	Senior Executive Survivor Benefit Plan adopted as of May 24, 2012 (Exhibit 10.23 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 11, 2012).

10.54+
Management Incentive Plan Agreement, dated as of August 30, 2013, between EP Energy Corporation and EPE Employee Holdings, LLC (Exhibit 10.31 to Amendment No. 2 to EP Energy Corporation’s Registration Statement on Form S-1, filed with the SEC on November 1, 2013).†

10.55+	Form of EPE Employee Holdings, LLC Management Incentive Unit Agreement (Exhibit 10.26 to the Company’s Registration Statement on Form S-4 filed with the SEC on September 11, 2012).

10.56+	Form of Notice to MIPs Holders regarding Corporate Reorganization (Exhibit 10.33 to EP Energy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 4, 2013).

10.57+
Third Amended and Restated Limited Liability Company Agreement of EPE Employee Holdings, LLC dated as of August 30, 2013 (Exhibit 10.34 to Amendment No. 2 to EP Energy Corporation’s Registration Statement on Form S-1, filed with the SEC on November 1, 2013).†

10.58+
Form of EP Energy Employee Holdings II, LLC Class B Incentive Pool Program Award Agreement (Exhibit 10.37 to Amendment No. 1 to EP Energy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 11, 2013).

10.59+
EP Energy Corporation 2014 Omnibus Incentive Plan, as amended and restated effective May 11, 2016 (Exhibit 10.1 to EP Energy Corporation’s Current Report on Form 8-K, filed with the SEC on May 13, 2016).

10.60+
Form of Notice Stock Option Grant and Stock Option Award Agreement under EP Energy Corporation 2014 Omnibus Incentive Plan (Exhibit 10.39 to EP Energy Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2014).

Exhibit No.	Exhibit Description
10.61+
Form of Notice Restricted Stock Grant and Restricted Stock Award Agreement under EP Energy Corporation 2014 Omnibus Incentive Plan (Exhibit 10.40 to EP Energy Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2014).

10.62+
Form of Performance Unit Award Agreement under EP Energy Corporation 2014 Omnibus Incentive Plan (Exhibit 10.42 to EP Energy Corporation’s Annual Report on Form 10-K filed with the SEC on February 22, 2016).

10.63+
Form of 2017 Performance Unit Award Agreement under EP Energy Corporation 2014 Omnibus Incentive Plan. (Exhibit 10.52 to EP Energy Corporation’s Annual Report on Form 10-K filed with the SEC on March 3, 2017).

10.64+	EP Energy Corporation Employment Inducement Plan (Exhibit 10.4 to EP Energy Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2017).

10.65+
Form of Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the EP Energy Corporation Employment Inducement Plan (Exhibit 10.5 to EP Energy Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2017).

10.66
Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the EP Energy Corporation Employment Inducement Plan (Exhibit 10.6 to EP Energy Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2017).

10.67
Stockholders Agreement, dated as of August 30, 2013, between EP Energy Corporation and the stockholders party thereto (Exhibit 10.39 to Amendment No. 1 to EP Energy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 11, 2013).

10.68
Addendum Agreement, dated as of September 18, 2013, to the Stockholders Agreement, between EP Energy Corporation and EP Energy Employee Holdings II, LLC (Exhibit 10.40 to Amendment No. 1 to EP Energy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 11, 2013).

10.69
Form of Director and Officer Indemnification Agreement between EP Energy Corporation and each of the officers and directors thereof (Exhibit 10.41 to Amendment No. 4 to EP Energy Corporation’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014).

12.1*	Ratio of Earnings to Fixed Charges.

23.1*	Consent of Ryder Scott Company, L.P.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Ryder Scott Company, L.P. reserve audit report for EP Energy Corporation as of December 31, 2017.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.
(c) Financial statement schedules
Financial statement schedules have been omitted because they are either not required or not applicable.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EP Energy LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2018.

EP ENERGY LLC

By:	/s/ Russell E. Parker
Russell E. Parker
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EP Energy LLC and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell E. Parker	President and Chief Executive Officer (Principal Executive Officer) and Director, EP Energy Corporation	March 1, 2018
Russell E. Parker

/s/ Kyle A. McCuen	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2018
Kyle A. McCuen

/s/ Francis C. Olmsted III	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2018
Francis C. Olmsted III

/s/ Alan R. Crain, Jr.	Chairman of the Board, EP Energy Corporation	March 1, 2018
Alan R. Crain, Jr.

/s/ Gregory A. Beard	Director, EP Energy Corporation	March 1, 2018
Gregory A. Beard

/s/ Scott R. Browning	Director, EP Energy Corporation	March 1, 2018
Scott R. Browning

/s/ Wilson B. Handler	Director, EP Energy Corporation	March 1, 2018
Wilson B. Handler

/s/ John J. Hannan	Director, EP Energy Corporation	March 1, 2018
John J. Hannan

/s/ J. Barton Kalsu	Director, EP Energy Corporation	March 1, 2018
J. Barton Kalsu

/s/ Rajen Mahagaokar	Director, EP Energy Corporation	March 1, 2018
Rajen Mahagaokar

/s/ Giljoon Sinn	Director, EP Energy Corporation	March 1, 2018
Giljoon Sinn

/s/ Robert M. Tichio	Director, EP Energy Corporation	March 1, 2018
Robert M. Tichio

/s/ Donald A. Wagner	Director, EP Energy Corporation	March 1, 2018
Donald A. Wagner

/s/ Rakesh Wilson	Director, EP Energy Corporation	March 1, 2018
Rakesh Wilson