Form 10-Q
period 2019-03-31
EP Energy LLC
filed 2019-05-09
CIK 1555082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Securities registered pursuant to Section 12(b) of the Act: None

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made statements in this document that constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning possible or assumed future results of operations. The words “believe”, “expect”, “estimate”, “anticipate”, “plan”, “intend”, “could”, “should”, “project” and similar expressions will generally identify forward-looking statements. These statements may relate to information or assumptions about:

• capital and other expenditures;
• financing plans;
• capital structure;

•
liquidity and cash flow, including the possibility that we may not be able to continue as a going concern beginning in May 2020 if we are not successful in obtaining the additional necessary liquidity and/or if commodity prices do not appreciably increase;

• pending legal proceedings, claims and governmental proceedings, including environmental matters;
• future economic and operating performance;
• operating income;
• management’s plans; and
• goals and objectives for future operations.
Forward-looking statements are subject to risks and uncertainties. While we believe the assumptions or bases underlying the forward-looking statements are reasonable and are made in good faith, we caution that assumed facts or bases almost always vary from actual results, and these differences can be material, depending upon the circumstances. We cannot assure you that the statements of expectation or belief contained in our forward-looking statements will result or be achieved or accomplished. Important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements are described in our 2018 Annual Report on Form 10-K. There have been no material changes to the risk factors described in the Form 10-K.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter ended March 31,
	2019	2018
Operating revenues
Oil	$193	$252
Natural gas	18	22
NGLs	18	26
Financial derivatives	(95)	(14)
Total operating revenues	134	286

Operating expenses
Transportation costs	25	25
Lease operating expense	37	39
General and administrative	21	19
Depreciation, depletion and amortization	94	120
Exploration and other expense	1	1
Taxes, other than income taxes	11	20
Total operating expenses	189	224

Operating (loss) income	(55)	62
Gain on extinguishment/modification of debt	10	41
Interest expense	(95)	(85)
(Loss) income before income taxes	(140)	18
Income tax expense	—	—
Net (loss) income	$(140)	$18

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$10	$27
Accounts receivable
Customer, net of allowance of less than $1 in 2019 and 2018	145	164
Other, net of allowance of $1 in 2019 and 2018	32	66
Materials and supplies	26	22
Derivative instruments	12	101
Prepaid assets	9	5
Total current assets	234	385
Property, plant and equipment, at cost
Oil and natural gas properties	7,480	7,344
Other property, plant and equipment	76	81
	7,556	7,425
Less accumulated depreciation, depletion and amortization	3,722	3,651
Total property, plant and equipment, net	3,834	3,774
Other assets
Derivative instruments	2	13
Unamortized debt issue costs - revolving credit facility	7	8
Operating lease assets and other	24	1
	33	22
Total assets	$4,101	$4,181

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current liabilities
Accounts payable
Trade	$88	$115
Other	140	111
Derivative instruments	3	—
Accrued interest	110	70
Short-term debt, net of debt issue costs	8	58
Other accrued liabilities	54	86
Total current liabilities	403	440

Long-term debt, net of debt issue costs	4,368	4,285
Other long-term liabilities
Asset retirement obligations	40	39
Lease obligations and other	26	16
Total non-current liabilities	4,434	4,340

Commitments and contingencies (Note 7)
Member’s equity	(736)	(599)
Total liabilities and equity	$4,101	$4,181

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(140)	$18
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, depletion and amortization	94	120
Gain on extinguishment/modification of debt	(10)	(41)
Other non-cash income items	8	5
Asset and liability changes		1
Accounts receivable	52	(7)
Accounts payable	(23)	(14)
Derivative instruments	103	4
Accrued interest	40	6
Other asset changes	(7)	2
Other liability changes	(45)	(11)
Net cash provided by operating activities	72	82

Cash flows from investing activities
Cash paid for capital expenditures	(125)	(173)
Proceeds from the sale of assets	—	167
Cash paid for acquisitions	(3)	(223)
Net cash used in investing activities	(128)	(229)

Cash flows from financing activities
Proceeds from issuance of long-term debt	270	460
Repayments and repurchases of long-term debt	(230)	(280)
Fees/costs on debt exchange	—	(62)
Contributions from parent	—	4
Other	(1)	—
Net cash provided by financing activities	39	122

Change in cash, cash equivalents and restricted cash	(17)	(25)

Cash, cash equivalents and restricted cash - beginning of period	27	45
Cash, cash equivalents and restricted cash - end of period	$10	$20

See accompanying notes.

EP ENERGY LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)
(Unaudited)

Total Member’s Equity
Balance at December 31, 2017	$383
Cash contributions from parent	4
Net income	18
Balance at March 31, 2018	$405
Share-based compensation	3
Net loss	(58)
Balance at June 30, 2018	$350
Share-based compensation	2
Cash contributions from parent	9
Net loss	(44)
Balance at September 30, 2018	$317
Cash contributions from parent	(4)
Share-based compensation	7
Net loss	(919)
Balance at December 31 2018	$(599)
Share-based compensation	3
Net loss	(140)
Balance at March 31, 2019	$(736)

See accompanying notes.

EP ENERGY LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC) and in accordance with United States generally accepted accounting principles (U.S. GAAP) as it applies to interim financial statements. Because this is an interim period report presented using a condensed format, it does not include all of the disclosures required by U.S. GAAP and should be read along with our 2018 Annual Report on Form  10-K. The condensed consolidated financial statements as of March 31, 2019 and 2018 are unaudited. The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet included in our 2018 Annual Report on Form 10-K.  In our opinion, all adjustments which are of a normal, recurring nature are reflected to fairly present these interim period results. The results for any interim period are not necessarily indicative of the expected results for the entire year.
Liquidity and Ability to Continue as a Going Concern

The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of a going concern uncertainty.

As previously disclosed, in May 2020, $182 million of our senior unsecured notes will mature. Based on our forecasted EBITDAX, cash on hand, and remaining capacity under our Reserve-Based Loan Facility (RBL Facility), we anticipate that we will not have sufficient liquidity to repay these notes, meet our working capital needs and/or fund our planned capital expenditures as of one year from the filing date of these financial statements without generating additional liquidity through other sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to address the potential future liquidity shortfall, we are evaluating certain other sources of incremental liquidity, including additional debt issuances or refinancings and/or asset sales, none of which have been implemented at this time. While the Company believes in the viability of its strategy to generate additional liquidity through one of or a combination of these sources, there is no assurance that our actions will be successful in alleviating the liquidity concerns. Should we not be able to execute on one of or a combination of these liquidity-enhancing actions, we would be unable to continue as a going concern beginning in the second quarter of 2020.

In addition, in the absence of any suitable relief through the actions mentioned above, should we be required to include a going concern qualification in our year-end audit report and audited financial statements for 2019, the disclosure would be considered a default under the RBL Facility, and potentially an event of default if not waived within 30 days after receiving notice of the default from the administrative agent under the RBL Facility. An event of default under the RBL Facility could trigger cross-defaults under our other debt agreements, including our senior secured term loan and our senior secured and unsecured notes, which could also result in the acceleration of those obligations by the lenders thereunder.

Significant Accounting Policies
In the first quarter of 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases, which requires lessees to recognize lease assets and liabilities on the balance sheet and disclose key information about leasing arrangements. We adopted this standard on a modified retrospective basis, allowing us to account for leases entered into before adoption under prior ASC 840 guidance. The adoption did not have a material impact on our consolidated financial statements, nor did the adoption result in a cumulative-effect adjustment to retained earnings. In addition, we made certain permitted elections upon adoption, the most significant of which were (i) exempting short-term leases (i.e., leases with an initial term of less than 12 months) from balance sheet recognition, (ii) maintaining existing accounting treatment for existing or expired land easements not previously accounted for as leases under prior guidance and (iii) accounting for lease and non-lease components in a contract as a single lease component when not readily determinable. For a further discussion on leases, see Note 7.

2. Acquisitions and Divestitures

Acquisitions. In the first quarter of 2018, we completed the acquisition of producing properties and proved undeveloped acreage in the Eagle Ford for approximately $246 million, after customary adjustments. Of the total purchase price, we paid $221 million upon closing during the first quarter of 2018. Our balance sheet reflects the cost of these assets acquired during the year as proved properties.

Divestitures. In the first quarter of 2018, we completed the sale of certain assets in Northeastern Utah (NEU) for approximately $177 million, after customary adjustments. We received cash proceeds of $159 million upon closing. We treated this sale as a normal retirement reflecting the difference between net cash proceeds and the underlying net book value of the assets sold in accumulated depreciation rather than recording a gain on sale of assets.

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

For both of the quarters ended March 31, 2019 and 2018, our effective tax rates were 0%. Our effective tax rates in 2019 and 2018 differed from the statutory rate of 21% primarily as a result of our recognition of a full valuation allowance on our net deferred tax assets. For the quarters ended March 31, 2019 and 2018, we recorded adjustments to the valuation allowance on our net deferred tax assets, which offset deferred income tax benefit of $30 million and deferred income tax expense of $5 million, respectively.

We evaluate the realization of our deferred tax assets and record any associated valuation allowance after considering cumulative book losses, the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of our taxable jurisdictions. Based upon the evaluation of the available evidence, we maintained a valuation allowance against our net deferred tax assets of $565 million as of March 31, 2019.

The Company's and certain subsidiaries' income tax years after 2014 remain open and subject to examination by both federal and state tax authorities, and in 2018 we were notified of an IRS examination of our parent's 2016 U.S. tax return.

4. Fair Value Measurements

We use various methods to determine the fair values of our financial instruments. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair value of our financial instruments into three levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value.  As of March 31, 2019 and December 31, 2018, all of our derivative financial instruments were classified as Level 2. Our assessment of the level of an instrument can change over time based on the maturity or liquidity of the instrument.

The following table presents the carrying amounts and estimated fair values of our financial instruments:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Short-term debt	$8	$8	$58	$44

Long-term debt (see Note 6)	$4,460	$2,166	$4,380	$2,532

Derivative instruments	$11	$11	$114	$114

As of March 31, 2019 and December 31, 2018, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable represent fair value because of the short-term nature of these instruments. We hold long-term debt obligations with various terms. We estimated the fair value of debt (representing a Level 2 fair value measurement) primarily based on quoted market prices for the same or similar issuances, considering our credit risk.
Oil, Natural Gas and NGLs Derivative Instruments.  We attempt to mitigate a portion of our commodity price risk and stabilize cash flows associated with forecasted sales of oil, natural gas and NGLs through the use of financial derivatives.  As of March 31, 2019, we had derivative contracts in the form of collars and three-way collars on 22 MMBbls of oil (10 MMBbls in 2019 and 12 MMBbls in 2020). In addition to our oil derivatives, we had derivative contracts in the form of fixed price swaps and collars on 19 TBtu of natural gas in 2019. As of December 31, 2018, we had derivative contracts for 16 MMBbls of oil and 26 TBtu of natural gas. In addition to the contracts above, we have derivative contracts related to locational basis differences on our oil and natural gas production. None of our derivative contracts are designated as accounting hedges.
The following table presents the fair value associated with our derivative financial instruments as of March 31, 2019 and December 31, 2018. All of our derivative instruments are subject to master netting arrangements which provide for the unconditional right of offset for all derivative assets and liabilities with a given counterparty in the event of default. We present assets and liabilities related to these instruments in our consolidated balance sheets as either current or non-current assets or liabilities based on their anticipated settlement date, net of the impact of master netting agreements.  On derivative contracts recorded as assets in the table below, we are exposed to the risk that our counterparties may not perform.

	Level 2
	Derivative Assets				Derivative Liabilities
	Gross Fair Value		Balance Sheet Location		Gross Fair Value		Balance Sheet Location
		Impact of Netting	Current	Non- current		Impact of Netting	Current	Non- current
		(in millions)				(in millions)
March 31, 2019
Derivative instruments	$18	$(4)	$12	$2	$(7)	$4	$(3)	$—

December 31, 2018
Derivative instruments	$116	$(2)	$101	$13	$(2)	$2	$—	$—
For the quarters ended March 31, 2019 and 2018, we recorded derivative losses of $95 million and $14 million, respectively. Derivative gains and losses on our oil, natural gas and NGLs financial derivative instruments are recorded in operating revenues in our consolidated income statements.
5.  Property, Plant and Equipment

Oil and Natural Gas Properties.  As of March 31, 2019 and December 31, 2018, we had approximately $3.8 billion of total property, plant, and equipment, net of accumulated depreciation, depletion and amortization on our consolidated balance sheets, substantially all of which relates to proved oil and natural gas properties.
Our capitalized costs related to proved oil and natural gas properties by area were as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Proved
Eagle Ford	$4,024	$3,898
Permian	1,788	1,787
Northeastern Utah	1,668	1,659
Total Proved	7,480	7,344
Less accumulated depletion	(3,682)	(3,607)
Net capitalized costs for oil and natural gas properties	$3,798	$3,737
Suspended well costs were not material as of March 31, 2019 or December 31, 2018.

We evaluate capitalized costs related to proved properties upon a triggering event (e.g., a significant continued decline in forward commodity prices) to determine if an impairment of such properties has occurred. Commodity price declines may cause changes to our capital spending levels, production rates, levels of proved reserves and development plans, which may result in an impairment of the carrying value of our proved properties in the future.

Asset Retirement Obligations. We have legal asset retirement obligations associated with the retirement of our oil and natural gas wells and related infrastructure. We settle these obligations when production on those wells is exhausted, when we no longer plan to use them or when we abandon them. We accrue these obligations when we can estimate the timing and amount of their settlement.
In estimating the liability associated with our asset retirement obligations, we utilize several assumptions, including a credit-adjusted risk-free rate between 7 percent and 9 percent on a significant portion of our obligations and a projected inflation rate of 2.5 percent. Changes in estimates in the table below represent changes to the expected amount and timing of payments to settle our asset retirement obligations. Typically, these changes primarily result from obtaining new information about the timing of our obligations to plug and abandon oil and natural gas wells and the costs to do so, or reassessing our assumptions in light of changing market conditions. The net asset retirement liability as of March 31, 2019 on our consolidated balance sheet in other current and non-current liabilities and the changes in the net liability from January 1 through March 31, 2019 were as follows:

2019
(in millions)
Net asset retirement liability at January 1	$42
Accretion expense	1
Net asset retirement liability at March 31	$43
Capitalized Interest.  Interest expense is reflected in our consolidated financial statements net of capitalized interest. We capitalize interest primarily on the costs associated with drilling and completing wells until production begins using a weighted average interest rate on our outstanding borrowings. Capitalized interest for both of the quarters ended March 31, 2019 and 2018 was approximately $1 million.

6. Long-Term Debt
Listed below are our debt obligations as of the periods presented:

	Interest Rate	March 31, 2019	December 31, 2018
		(in millions)
RBL credit facility - due November 23, 2021(1)	Variable	$180	$100
Senior secured term loans:
Due April 30, 2019(2)	Variable	8	8
Senior secured notes:
Due May 1, 2024	9.375%	1,092	1,092
Due November 29, 2024	8.00%	500	500
Due February 15, 2025	8.00%	1,000	1,000
Due May 15, 2026	7.75%	1,000	1,000
Senior unsecured notes:
Due May 1, 2020	9.375%	182	232
Due September 1, 2022	7.75%	182	182
Due June 15, 2023	6.375%	324	324
Total debt		4,468	4,438
Less short-term debt, net of debt issue costs of less than $1 million		(8)	(58)
Total long-term debt		4,460	4,380
Less debt discount and non-current portion of unamortized debt issue costs(3)		(92)	(95)
Total long-term debt, net		$4,368	$4,285

(1)	Carries interest at a specified margin over LIBOR of 2.50% to 3.50%, based on borrowing utilization.

(2)
Carries interest at a specified margin over the LIBOR of 3.50%, with a minimum LIBOR floor of 1.00%.  As of March 31, 2019 and December 31, 2018, the effective interest rate for the term loan was 6.08% and 6.21%, respectively. In April 2019, we retired the note in full.

(3)
Includes debt discount of $41 million and $42 million as of March 31, 2019 and December 31, 2018, respectively, associated with our senior secured notes maturing in 2024 and unamortized debt issue costs of $51 million and $53 million as of March 31, 2019 and December 31, 2018, respectively.

     In the first quarter of 2019, we paid approximately $40 million in cash to repurchase a total of $50 million in aggregate principal amount of our senior unsecured notes due 2020. In connection with these repurchases, we recorded a gain on extinguishment of debt of approximately $10 million (including less than $1 million of non-cash expense related to eliminating associated unamortized debt issue costs).

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

Reserve-based Loan Facility. We have a RBL Facility which allows us to borrow funds or issue letters of credit (LCs) up to $629 million. The RBL Facility matures in November 2021. As of March 31, 2019, we had $430 million of capacity remaining with approximately $19 million of LCs issued and $180 million outstanding under the RBL Facility.
The RBL Facility is collateralized by certain of our oil and natural gas properties and has a borrowing base subject to semi-annual redetermination. In April 2019, our RBL borrowing base was reaffirmed at $1.36 billion and total commitments remained at $629 million. Downward revisions of our oil and natural gas reserves volume and value due to declines in commodity prices, the impact of lower estimated capital spending in response to lower prices, performance revisions, or sales of assets or the incurrence of certain types of additional debt, among other items, could cause a reduction of our borrowing base in the future, and these reductions could be significant.
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
Restrictive Provisions/Covenants.  The availability of borrowings under our RBL Facility and our ability to incur additional indebtedness is subject to various financial and non-financial covenants and restrictions, including first lien debt to EBITDAX and current ratio financial covenants. First lien debt for purposes of the covenant only includes amounts borrowed under our RBL Facility. Our current financial covenants require us to maintain a ratio of first lien debt to EBITDAX not exceeding 2.25 to 1.00 and a current ratio (as defined in the RBL Facility) of not less than 1.00 to 1.00. As of March 31, 2019, we were in compliance with our debt covenants.

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

7. Commitments and Contingencies

Legal Matters

We and our subsidiaries and affiliates are parties to various legal actions and claims that arise in the ordinary course of our business. For each matter, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of our current matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure and adjust our accruals accordingly, and these adjustments could be material. As of March 31, 2019, we had approximately $5 million accrued for all outstanding legal matters.
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
Storey Minerals, Ltd., et al. v. EP Energy E&P Company, L.P. On May 29, 2018, Storey Minerals, Ltd., Maltsberger/Storey Ranch, LLC, and Rene R. Barrientos, Ltd. (collectively, “MSB”) filed suit against EP Energy in the 81st Judicial District Court of La Salle County, Texas. MSB alleged that by acquiring certain oil and gas leases within the perimeter of the Storey Altito Ranch, EP Energy triggered the most favored nation clause (“MFN clause”) in the leases. After investigation, EP Energy agreed that the MFN clause had been triggered and tendered a lease amendment with a check for $3.8 million for increased lease bonus. The Company's calculation confirmed that no delay rentals were due. MSB, however, did not accept the tender and asserts that the MFN clause operates retroactively to the date of the lease and applies to all of the acreage leased at that time. EP Energy maintains that the unambiguous language in the MFN clause operates prospectively and supports its tendered amendment and calculation. The parties filed cross-motions for summary judgment. On April 5, 2019, the Court circulated a letter agreeing with EP Energy on delay rentals but with MSB on lease bonus. Based on the court’s letter and MSB’s calculation of its net mineral acreage, MSB would be due an additional bonus payment of approximately $41 million. No final order on summary judgment has been signed.  However, both parties intend to appeal to the Fourth Circuit Court of Appeals in San Antonio when a final order has been signed. As of March 31, 2019, we have accrued $3.8 million related to this matter.
Environmental Matters

We are subject to existing federal, state and local laws and regulations governing environmental quality, pollution control and greenhouse gas (GHG) emissions.  Numerous governmental agencies, such as the Environmental Protection Agency (EPA), issue regulations which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. Our management believes that we are in substantial compliance with applicable environmental laws and regulations, and we have not experienced any material adverse effect from compliance with these environmental requirements. For additional details on certain environmental matters, including matters related to climate change, air quality and other emissions, hydraulic fracturing regulations and waste handling, refer to the Risk Factors section of our 2018 Annual Report on Form 10-K.
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
Other Matters

As of March 31, 2019, we had approximately $15 million accrued (in other accrued liabilities in our consolidated balance sheet) related to other contingent matters including, but not limited to, a number of examinations by taxing authorities on non-income matters and indemnifications that we periodically enter into as part of the divestiture of assets or businesses. These arrangements include, but are not limited to, indemnifications for income taxes, the resolution of existing disputes, environmental and other contingent matters. In addition, the decline in commodity prices has created an environment where there is an increased risk that owners and/or operators of assets previously purchased from us may no longer be able to satisfy plugging and abandonment obligations that attach to such assets. In that event, under various laws or regulations, we could be required to assume all, or a portion of the plugging or abandonment obligations on assets we no longer own or operate.
Lease Obligations

Our noncancellable leases classified as finance leases for accounting purposes include certain compressors under long-term arrangements which were capitalized upon commencement of the lease term at the fair value of the leased asset , which was lower than the present value of the minimum lease payments. The discount rate used for our finance leases was the incremental borrowing rate adjusted so that the present value of the corresponding lease payments did not exceed the fair value of the leased asset. For the quarter ended March 31, 2019, both interest and depreciation expense associated with our finance leases was approximately $1 million and related cash payments were approximately $2 million.

Our noncancellable leases classified as operating leases and capitalized upon commencement of the lease term for accounting purposes include those for office space, drilling rigs and field equipment. The discount rate used for our operating leases is either the discount rate implicit in the contract, or the applicable interest rate on a collateralized basis if not determinable. Operating lease costs for minimum lease payments are recognized as capital or expense on a straight-line basis over the lease term depending on the nature of the payment. For the quarter ended March 31, 2019, both operating lease costs and related cash payments were approximately $2 million and were primarily capitalized as part of our oil and natural gas properties. Variable lease costs (amounts incurred beyond minimum lease payments such as utilities, usage, maintenance, mobilization fees, etc.) are recognized in the period incurred. For the quarter ended March 31, 2019, variable lease costs were less than $1 million.

Short-term lease costs for the quarter ended March 31, 2019 were approximately $9 million and were primarily capitalized as part of our oil and natural gas properties.

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
(in millions)
Operating lease assets(1)	$23
Finance lease assets(2)	12
Total lease assets	$35

Operating leases(3)
Current liability	$9
Noncurrent liability	14
Total operating lease liability	$23
Finance leases(3)
Current liability	$2
Noncurrent liability	10
Total finance lease liability	$12

Weighted average remaining lease term
Operating leases	4 years
Finance leases	4 years
Weighted average discount rate
Operating leases	9.25%
Finance leases	23.99%

(1)	Operating lease assets are reflected in Operating lease assets and other in our consolidated balance sheet as of March 31, 2019.

(2)	Finance lease assets are reflected in Other property, plant and equipment in our consolidated balance sheet as of March 31, 2019.
(3)    Current and noncurrent operating and finance lease liabilities are reflected in Other accrued liabilities and Lease obligations and other, respectively, in our consolidated balance sheet as of March 31, 2019.

Future minimum annual rental commitments under non-cancelable future operating and finance lease commitments at March 31, 2019, were as follows:

	Operating Leases	Finance Leases
	(in millions)
2019	$8	$4
2020	9	5
2021	2	4
2022	2	4
Thereafter	6	2
Total	$27	$19
Less: imputed interest	(4)	(7)
Present value of operating and finance lease obligations	$23	$12

8. Long-Term Incentive Compensation

Our parent’s long-term incentive (LTI) programs consist of restricted stock, stock options, cash-based incentives and performance share units awards. Refer to our 2018 Annual Report on Form 10-K and on Form 10-K/A for further information regarding the terms and details of these awards. We record compensation expense on all of our parent’s LTI awards as general and administrative expense over the requisite service period. Pre-tax compensation expense related to all of our parent’s LTI awards (both equity and liability based), net of the impact of forfeitures, was approximately $4 million and $2 million for the quarters ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had unrecognized compensation expense of $23 million of which we will recognize an additional $11 million during the remainder of 2019 and $12 million thereafter.

Restricted Stock. A summary of the changes in our parent’s non-vested restricted shares for the quarter ended March 31, 2019 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2018	7,060,334	$2.69
Granted	103,000	$0.70
Vested	(1,099,892)	$4.93
Forfeited	(249,058)	$2.60
Non-vested at March 31, 2019	5,814,384	$2.23

Performance Share Units. In 2018, we granted 618,720 performance share units (PSUs) to certain EP Energy employees. The grant date fair value of the 2018 awards was approximately $5 million as determined by a Monte Carlo simulation, utilizing an expected volatility of approximately 90% and a risk free rate of approximately 3%. As of March 31, 2019, we had a total of 1,504,560 PSUs outstanding. PSUs will be earned based upon the achievement of specified stock price goals and will vest over a weighted average period of three years. Our PSUs are treated as an equity award with the expense recognized on an accelerated basis over the life of the award.

9. Related Party Transactions

Joint Venture. We are party to a drilling joint venture to fund future oil and natural gas development with Wolfcamp Drillco Operating L.P. (the Investor, which is managed and controlled by an affiliate of Apollo Global Management LLC) and indirectly through Access Industries (through an indirect minority ownership interest in the Investor).  At March 31, 2019 and December 31, 2018, we had accounts receivable of $24 million and $47 million, respectively, from our Investor and accounts payable of $15 million and $20 million, respectively, to our Investor reflected in our consolidated balance sheets. Refer to our 2018 Annual Report on Form 10-K and on Form 10-K/A for further information on the joint venture agreement.

Taxes. We are party to a tax accrual policy with our parent whereby our parent files U.S. and certain state tax returns on our behalf. As of December 31, 2018, we had no state income tax payable due to our parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements and the accompanying notes presented in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our 2018 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless otherwise indicated or the context otherwise requires, references in this MD&A section to “we”, “our”, “us” and “the Company” refer to EP Energy LLC and each of its consolidated subsidiaries.
Our Business

Overview.  We are an independent exploration and production company engaged in the acquisition and development of unconventional onshore oil and natural gas properties in the United States. We operate through a diverse base of producing assets and are focused on providing returns to our shareholders through the development of our drilling inventory located in three areas:  the Eagle Ford Shale in South Texas, Northeastern Utah (NEU) in the Uinta basin, and the Permian basin in West Texas.
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
We are party to a drilling joint venture agreement in the Eagle Ford with a total anticipated joint venture investment of $225 million. As of March 31, 2019, we have drilled and completed 53 wells in the Eagle Ford under the amended agreement and expect to drill and complete the remaining wells in the second quarter of 2019. Additionally, subject to certain time limits, we will provide our joint venture partner the option to participate in additional wells in the development areas. For a further discussion on this joint venture, see Part I, Item 1, "Financial Information", Note 9. In NEU, we are also party to a drilling joint venture agreement under which our joint venture partner is participating in the development of 53 wells. As of March 31, 2019, we have drilled and completed 44 wells under the NEU joint venture agreement.

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
In addition to these factors, our future profitability and performance is affected by volatility in the financial and commodity markets. Commodity price changes may affect our future capital spending levels, production rates and/or related operating revenues (net of any associated royalties), levels of proved reserves and development plans, all of which impact performance and profitability.
Forward commodity prices play a significant role in determining the recoverability of proved property costs on our balance sheet. While prices have generally stabilized over recent years, future price declines, along with changes to our future capital spending levels, production rates, levels of proved reserves and development plans may result in an impairment of the carrying value of our proved properties in the future, and such charges could be significant.

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
  The following table and discussion reflects the contracted volumes and the prices we will receive under derivative contracts we held as of March 31, 2019.

	2019		2020
	Volumes(1)	Average Price(1)	Volumes(1)	Average Price(1)
Oil
Collars
Ceiling - WTI	1,100	$69.78	—	$—
Floors - WTI	1,100	$57.50	—	$—
Three Way Collars
Ceiling - WTI	9,075	$66.01	11,712	$65.11
Floors - WTI	9,075	$55.76	11,712	$55.90
Sub-Floor - WTI	9,075	$45.00	11,712	$45.00
Basis Swaps
Midland vs. Cushing(2)	1,100	$(5.23)	—	$—
Natural Gas
Fixed Price Swaps	8	$3.01	—	$—
Collars
Ceiling	11	$4.26	—	$—
Floors	11	$2.75	—	$—
Basis Swaps
WAHA vs. Henry Hub(3)	6	$(0.39)	—	$—

(1)	Volumes presented are MBbls for oil and TBtu for natural gas. Prices presented are per Bbl of oil and MMBtu of natural gas.

(2)	EP Energy receives Cushing plus the basis spread listed and pays Midland.

(3)	EP Energy receives Henry Hub plus the basis spread listed and pays WAHA.

For our three-way collar contracts in the tables above, the sub-floor prices represent the price below which we receive WTI plus a weighted average spread of $10.76 in 2019 and $10.90 in 2020 on the indicated volumes. If WTI is above our sub-floor prices, we receive the noted floor price until WTI exceeds that floor price. Above the floor price, we receive WTI until prices exceed the noted ceiling price in our three-way collars, at which time we receive the fixed ceiling price. As of March 31, 2019, the average forward price of oil was $60.31 per barrel of oil for the remainder of 2019 and $58.46 per barrel of oil for 2020.
During the quarter ended March 31, 2019, we settled commodity index hedges on approximately 99% of our oil production, 74% of our total NGLs production and 56% of our natural gas production at average floor prices of $55.90 per barrel of oil and $2.86 per MMBtu of natural gas, respectively. As of March 31, 2019, approximately 100% of our future crude oil contracts allow for upside participation (to a weighted average price of approximately $66.41 per barrel for 2019 and $65.11 per barrel for 2020) while containing certain sub-floor prices (weighted average prices of $45.00 per barrel) that limit the amount of our derivative settlements under these three-way contracts should prices drop below the sub-floor prices. To the extent our oil, natural gas and NGLs production is unhedged, either from a commodity index or locational price perspective, our operating revenues will be impacted from period to period.

     Summary of Liquidity and Capital Resources.  Our profitability and performance may also be affected by our significant debt and debt service obligations which impact our available liquidity. As of March 31, 2019, we had available liquidity of $440 million, reflecting $430 million of available capacity under our Reserve-Based Loan Facility (RBL Facility), which matures in November 2021 and $10 million of available cash.
As of March 31, 2019, our total debt was approximately $4.5 billion, comprised of $8 million in senior secured term loans maturing in 2019, $182 million in senior unsecured notes due in 2020, $506 million in senior unsecured notes due in 2022 and 2023, and $3.6 billion in senior secured notes due in 2024, 2025 and 2026. For the quarter ended March 31, 2019, we incurred $95 million in interest expense. Based on our forecasted EBITDAX, cash on hand, and remaining capacity under our RBL Facility, we currently project that we will not have sufficient liquidity available to repay the notes due in May 2020 and meet our working capital needs and/or fund our planned capital expenditures. In order to address this projected shortfall in liquidity, we are evaluating other sources of incremental liquidity, including issuing additional debt, refinancing our debt and/or selling assets, none of which have been implemented at this time.
For a further discussion of our liquidity and capital resources, including factors that could impact our liquidity, see Liquidity and Capital Resources.

Production Volumes and Drilling Summary

Production Volumes. Below is an analysis of our production volumes for the quarters ended March 31:

	2019	2018
Equivalent Volumes (MBoe/d)
Eagle Ford	33.0	35.9
Northeastern Utah	15.5	17.2
Permian	24.7	27.0
Total	73.2	80.1

Oil (MBbls/d)
Eagle Ford	22.2	24.0
Northeastern Utah	10.0	11.6
Permian	7.2	9.8
Total	39.4	45.4

Natural Gas (MMcf/d)
Eagle Ford(1)	33	36
Northeastern Utah	33	34
Permian	58	56
Total	124	126

NGLs (MBbls/d)
Eagle Ford	5.3	5.9
Northeastern Utah	—	—
Permian	7.8	7.8
Total	13.1	13.7

(1)     Production volume excludes 5 MMcf/d of reinjected gas volumes used in operations during the quarter ended March 31, 2019.

Production Summary. For the quarter ended March 31, 2019 compared to the same period in 2018, (i) Eagle Ford equivalent volumes decreased 2.9 MBoe/d or (approximately 8%) due to fewer wells placed on production in the second half of 2018 and 2019, (ii) NEU equivalent volumes decreased 1.7 MBoe/d or (approximately 10%) due to reduced drilling activity in 2019, and (iii) Permian equivalent volumes decreased 2.3 MBoe/d or (approximately 9%) reflecting the slower pace of development due to, among other factors, significant reduction in capital allocated to the Permian.

Production Outlook. For the second quarter of 2019, we anticipate our average daily production volumes to be approximately 70 MBoe/d to 73 MBoe/d, including average daily oil production volumes of approximately 37 MBbls/d to 39 MBbls/d. Future volumes across all our assets will be impacted by the level of natural declines, our drilling plans, and the level and timing of capital spending in each respective area.

Drilling Summary. During the quarter ended March 31, 2019, we (i) frac’d (wells fracture stimulated) 13 gross wells in the Eagle Ford, all of which were completed for a total of 803 net operated wells, and (ii) frac’d 4 gross wells in NEU, 3 of which were completed for a total of 342 net operated wells. We did not frac any wells in the Permian during the quarter ended March 31, 2019, and currently operate 350 net wells in the area. As of March 31, 2019, we also had a total of 54 gross wells in progress, of which 46 gross wells were drilled, but not completed across our programs.

Results of Operations

The information in the table below provides a summary of our financial results.

	Quarter ended March 31,
	2019	2018
	(in millions)
Operating revenues
Oil	$193	$252
Natural gas	18	22
NGLs	18	26
Total physical sales	229	300
Financial derivatives	(95)	(14)
Total operating revenues	134	286

Operating expenses
Transportation costs	25	25
Lease operating expense	37	39
General and administrative	21	19
Depreciation, depletion and amortization	94	120
Exploration and other expense	1	1
Taxes, other than income taxes	11	20
Total operating expenses	189	224

Operating (loss) income	(55)	62
Gain on extinguishment/modification of debt	10	41
Interest expense	(95)	(85)
(Loss) income before income taxes	(140)	18
Income tax expense	—	—
Net (loss) income	$(140)	$18

Operating Revenues

The table below provides our operating revenues, volumes and prices per unit for the quarters ended March 31, 2019 and 2018. We present (i) average realized prices based on physical sales of oil, natural gas and NGLs as well as (ii) average realized prices inclusive of the impacts of financial derivative settlements and premiums which reflect cash received or paid during the respective period.

	Quarter ended March 31,
	2019	2018
	(in millions)
Operating revenues:
Oil	$193	$252
Natural gas	18	22
NGLs	18	26
Total physical sales	229	300
Financial derivatives	(95)	(14)
Total operating revenues	$134	$286

Volumes:
Oil (MBbls)	3,546	4,087
Natural gas (MMcf)	11,156	11,335
NGLs (MBbls)	1,183	1,232
Equivalent volumes (MBoe)	6,588	7,208
Total MBoe/d	73.2	80.1

Prices per unit(1):
Oil
Average realized price on physical sales ($/Bbl)(2)	$54.32	$61.56
Average realized price, including financial derivatives ($/Bbl)(2)(3)	$56.01	$58.86
Natural gas
Average realized price on physical sales ($/Mcf)(2)	$1.58	$1.94
Average realized price, including financial derivatives ($/Mcf)(2)(3)	$1.76	$2.03
NGLs
Average realized price on physical sales ($/Bbl)	$15.64	$20.93
Average realized price, including financial derivatives ($/Bbl)(3)	$15.64	$20.91

(1)
For the quarters ended March 31, 2019 and 2018, there were no oil purchases associated with managing our physical oil sales. For the quarter ended March 31, 2019, there were no natural gas purchases associated with managing our physical natural gas sales. Natural gas prices for the quarter ended March 31, 2018 reflects operating revenues for natural gas reduced by less than $1 million for natural gas purchases associated with managing our physical sales.

(2)
Changes in realized oil and natural gas prices reflect the effects of unhedged locational or basis differentials, unhedged volumes and contractual deductions between the commodity price index and the actual price at which we sold our oil and natural gas.

(3)
The quarters ended March 31, 2019 and 2018, include cash received of approximately $6 million and cash paid of approximately $11 million, respectively, for the settlement of crude oil derivative contracts and approximately $2 million and $1 million of cash received, respectively, for the settlement of natural gas financial derivatives. The quarter ended March 31, 2018, includes less than $1 million of cash paid for the settlement of NGLs derivative contracts.

Physical sales.  Physical sales represent accrual-based commodity sales transactions with customers. The table below displays the price and volume variances on our physical sales when comparing the quarters ended March 31, 2019 and 2018.

	Oil	Natural gas	NGLs	Total
	(in millions)
March 31, 2018 sales	$252	$22	$26	$300
Change due to prices	(26)	(4)	(6)	(36)
Change due to volumes	(33)	—	(2)	(35)
March 31, 2019 sales	$193	$18	$18	$229
Oil sales for the quarter ended March 31, 2019, compared to the same period in 2018, decreased by $59 million (23%) due primarily to lower oil prices and production in all areas reflecting lower capital spending from the first half of 2018 through the first quarter of 2019.
Natural gas sales decreased by $4 million (18%) for the quarter ended March 31, 2019 compared to the same period in 2018 primarily due to lower natural gas prices in the Eagle Ford and Permian.
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
In the Eagle Ford, our oil is sold at prices tied primarily to benchmark Magellan East Houston crude oil.  In NEU, market pricing of our oil is based upon NYMEX-based agreements, which reflect a locational difference at the wellhead. In the Permian, physical barrels are generally sold at the WTI Midland Index, which trades at a spread to WTI Cushing.  Across all regions, natural gas realized pricing is influenced by factors such as regional basis differentials, excess royalties paid on flared gas and the percentage of proceeds retained under processing contracts, in addition to the normal seasonal supply and demand influences and those factors discussed above. The table below displays the weighted average differentials and deducts on our oil and natural gas sales on an average NYMEX price.

	Quarter ended March 31,
	2019		2018
	Oil (Bbl)	Natural gas (MMBtu)	Oil (Bbl)	Natural gas (MMBtu)
Differentials and deducts	$(1.11)	$(1.52)	$(1.18)	$(1.03)
NYMEX	$54.90	$3.15	$62.87	$3.00
Net back realization %	98.0%	51.7%	98.1%	65.7%

The oil realization percentage for the quarter ended March 31, 2019 was relatively flat as compared to the same period in 2018 primarily as a result of the improvement of Magellan East Houston and Midland basis pricing and physical sales contracts relative to lower NYMEX WTI pricing. The lower natural gas realization percentage for the quarter ended March 31, 2019 was primarily a result of weaker Permian basin natural gas pricing.
NGLs sales decreased by $8 million (31%) for the quarter ended March 31, 2019 compared with the same period in 2018. Average realized prices for the quarter ended March 31, 2019 were lower compared to the same period in 2018 due to lower pricing on all liquids components.
Future growth in our overall oil, natural gas and NGLs sales (including the impact of financial derivatives) will largely be impacted by commodity prices, our level of hedging, our capital expenditures, our ability to maintain or grow oil volumes and by the location of our production and the nature of our sales contracts. See Our Business and Liquidity and Capital Resources for further information on our derivative instruments.
Gains or losses on financial derivatives.  We record gains or losses due to changes in the fair value of our derivative contracts based on forward commodity prices relative to the prices in the underlying contracts. We realize such gains or losses when we settle the derivative position. During the quarters ended March 31, 2019 and 2018, we recorded $95 million and $14 million of derivative losses, respectively.

Operating Expenses
The table below provides our operating expenses, volumes and operating expenses per unit for each of the periods presented:

	Quarter ended March 31,
	2019		2018
	Total	Per Unit(1)	Total	Per Unit(1)
	(in millions, except per unit costs)
Operating expenses
Transportation costs	25	3.74	25	3.43
Lease operating expense	37	5.55	39	5.48
General and administrative(2)	21	3.16	19	2.58
Depreciation, depletion and amortization	94	14.34	120	16.69
Exploration and other expense	1	0.08	1	0.18
Taxes, other than income taxes	11	1.73	20	2.75
Total operating expenses	$189	$28.60	$224	$31.11

Total equivalent volumes (MBoe)	6,588		7,208

(1)	Per unit costs are based on actual amounts rather than the rounded totals presented.

(2)
For the quarter ended March 31, 2019, amount includes approximately $4 million or $0.57 per Boe of non-cash compensation expense. The quarter ended March 31, 2019 also includes approximately $1 million or $0.09 per Boe of transition and severance costs related to workforce reductions. For the quarter ended March 31, 2018, amount includes approximately $2 million or $0.27 per Boe of non-cash compensation expense.

Lease operating expense.  Lease operating expense decreased by $2 million for the quarter ended March 31, 2019 compared to the same period in 2018. The decrease for the quarter ended March 31, 2019 compared to 2018 is due primarily to lower maintenance costs in the Eagle Ford and Permian.
General and administrative expenses.  General and administrative expenses for the quarter ended March 31, 2019 increased by $2 million compared to the same period in 2018. Higher costs during the quarter ended March 31, 2019 compared to the same period in 2018 were primarily due to higher long-term incentive and benefits costs as well as higher professional and legal fees.
Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expense decreased for the quarter ended March 31, 2019 primarily due to a non-cash impairment charge recorded in the fourth quarter of 2018 on our proved properties in the Permian, decreased capital spending and slightly lower production volumes when compared to the same period in 2018. Our depreciation, depletion and amortization rate in the future will be impacted by the level, the location, and timing of capital spending, the overall cost of capital and the level and type of reserves recorded on completed projects. Our average depreciation, depletion and amortization costs per unit for the quarters ended March 31 were:

	Quarter ended March 31,
	2019	2018
Depreciation, depletion and amortization ($/Boe)	$14.34	$16.69
Taxes, other than income taxes. Taxes, other than income taxes, for the quarter ended March 31, 2019, decreased by $9 million compared to the same period in 2018, primarily due to a decrease in severance taxes as a result of lower commodity prices and the realization of severance tax credits.

Other Income Statement Items.
Gain on extinguishment/modification of debt. During the quarter ended March 31, 2019, we recorded a total gain on extinguishment of debt of $10 million as a result of our repurchase of approximately $50 million in aggregate principal amount of our senior unsecured notes due 2020.

For the quarter ended March 31, 2018, we recorded a total gain on extinguishment of $41 million as a result of exchanging certain senior unsecured notes for $1,092 million in new senior secured notes. See Part 1, Item 1, Financial Statements, Note 7 for more information on our long-term debt.

Interest expense. Interest expense for the quarter ended March 31, 2019 increased by $10 million compared to the same period in 2018 due primarily to the issuance of senior secured notes due 2026 in May 2018, partially offset by lower average borrowings under our RBL Facility during the quarter ended March 31, 2019.

Income taxes. For both of the quarters ended March 31, 2019 and 2018, our effective tax rates were 0%. Our effective tax rates in 2019 and 2018 differed from the statutory rate of 21% primarily as a result of our recognition of a full valuation allowance on our net deferred tax assets. For the quarters ended March 31, 2019 and 2018, we recorded adjustments to the valuation allowance on our net deferred tax assets, which offset deferred income tax benefit of $30 million and deferred income tax expense of $5 million, respectively.

Supplemental Non-GAAP Measures

We use the non-GAAP measures “EBITDAX” and “Adjusted EBITDAX” as supplemental measures. We believe these supplemental measures provide meaningful information to our investors. We define EBITDAX as net income (loss) plus interest and debt expense, income taxes, depreciation, depletion and amortization and exploration expense. Adjusted EBITDAX is defined as EBITDAX, adjusted as applicable in the relevant period for the net change in the fair value of derivatives (mark-to-market effects of financial derivatives, net of cash settlements and cash premiums related to these derivatives), the non-cash portion of compensation expense (which represents non-cash compensation expense under long-term incentive programs adjusted for cash payments made under these plans), transition, severance and other costs that affect comparability, and gains and losses on extinguishment/modification of debt.
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
Below is a reconciliation of our consolidated net (loss) income to EBITDAX and Adjusted EBITDAX:

	Quarter ended March 31,
	2019	2018
	(in millions)
Net (loss) income	$(140)	$18
Income tax expense	—	—
Interest expense, net of capitalized interest	95	85
Depreciation, depletion and amortization	94	120
Exploration expense	1	1
EBITDAX	50	224
Mark-to-market on financial derivatives(1)	95	14
Cash settlements and cash premiums on financial derivatives(2)	8	(10)
Non-cash portion of compensation expense(3)	4	2
Transition, severance and other costs(4)	1	—
Gain on extinguishment/modification of debt	(10)	(41)
Adjusted EBITDAX	$148	$189

(1)	Represents the income statement impact of financial derivatives.

(2)	Represents actual cash settlements related to financial derivatives. No cash premiums were received or paid for the quarters ended March 31, 2019 and 2018.

(3)	For the quarter ended March 31, 2019, cash payments were less than $1 million. There were no cash payments for the quarter ended March 31, 2018.

(4)	Reflects transition and severance costs related to workforce reductions.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Part I, Item 1, Financial Statements, Note 7.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated by our operations and borrowings under our RBL Facility which matures in 2021 and our primary uses of cash are capital expenditures, debt service, including interest, and working capital requirements. Our available liquidity was $440 million as of March 31, 2019.
In April 2019, our RBL borrowing base was reaffirmed at $1.36 billion and total commitments remained at $629 million. However, downward revisions of our oil and natural gas reserves volume and value due to declines in commodity prices, the impact of lower estimated capital spending in response to lower prices, performance revisions, sales of assets, or the incurrence of certain types of additional debt, among other items, could cause a reduction of our borrowing base in the future, and these reductions could be significant. Conversely, future acquisitions, reserve additions and higher prices may have the effect of increasing our borrowing base.

Debt Maturities and Covenants.. As of March 31, 2019, our total debt was approximately $4.5 billion, comprised of $8 million in senior secured term loans maturing in 2019, $182 million in senior unsecured notes due in 2020, $506 million in senior unsecured notes due in 2022 and 2023, and $3.6 billion in senior secured notes due in 2024, 2025 and 2026. Our most restrictive financial debt covenants (which were modified and/or extended in 2018) include a requirement to maintain a first lien debt to EBITDAX ratio of 2.25 to 1.00 and a current ratio (as defined in the RBL Facility) of not less than 1.00 to 1.00. As of March 31, 2019, we were in compliance with our debt covenants. For additional details on our long-term debt, see Part I, Item 1, Financial Statements, Note 6.

Capital Expenditures.  Our capital expenditures and average drilling rigs by area for the quarter ended March 31, 2019 were:

	Capital Expenditures(1) (in millions)	Average Drilling Rigs
Eagle Ford Shale	$125	3.3
Northeastern Utah	25	1.3
Total	$150	4.6
Acquisition capital	$4
Total Capital Expenditures	$154

(1)	Represents accrual-based capital expenditures.

Outlook. In the second quarter of 2019, we expect to spend approximately $140 million to $150 million in capital (excluding acquisition capital) in our programs, with approximately 70% allocated to the Eagle Ford Shale and approximately 30% allocated to NEU. Based upon our current price and cost assumptions and our hedge program, we believe that our current capital program will exceed our estimated operating cash flows after interest payments. However, we believe the borrowing capacity under our RBL Facility and expected cash flows from our operations will be sufficient to fund our capital program and meet current obligations and projected working capital requirements through March 31, 2020.

However, as previously disclosed, in May 2020, $182 million of our senior unsecured notes will mature. Based on our forecasted EBITDAX, cash on hand, and remaining capacity under our RBL Facility, we anticipate that we will not have sufficient liquidity to repay these notes, meet our working capital needs and/or fund our planned capital expenditures as of May 2020 when these notes are due. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to address the potential future liquidity shortfall, we are evaluating certain other sources of incremental liquidity including additional debt issuances or refinancings and/or asset sales, none of which have been implemented at this time. While the Company believes in the viability of its strategy to generate additional liquidity through one of or a combination of these sources, there is no assurance that our actions will be successful in alleviating the liquidity concerns. Should we not be able to execute on one of or a combination of these liquidity-enhancing actions, we would be unable to continue as a going concern beginning in the second quarter of 2020. Even if we are able to implement such strategic alternatives, they may be insufficient to meet our debt and other obligations over the longer term. Furthermore, such strategic alternatives may adversely affect our creditors or our parent's existing stockholders, potentially resulting in a reduction in the value of their investment or the loss of all or substantially all of their investment in our parent.

In addition, in the absence of any suitable relief through the actions mentioned above, should we be required to include a going concern qualification in our year-end audit report and audited financial statements for 2019, the disclosure would be considered a default under the Company's RBL Facility, and potentially an event of default if not waived within 30 days after receiving notice of the default from the administrative agent under the RBL Facility. An event of default under the RBL Facility could trigger cross-defaults under our other debt agreements, including our senior secured term loan and our senior secured and unsecured notes, which could also result in the acceleration of those obligations by the lenders thereunder.

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

Our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the RBL Facility, (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all, or (iii) obtain additional capital on acceptable terms or at all to fund our capital programs or any potential future acquisitions, joint ventures or other similar transactions, will depend on prevailing economic and industry conditions, many of which are volatile and beyond our control. Should commodity prices decline from current levels, or we experience disruptions in the financial markets impacting our cost of capital, it is possible that additional adjustments to our plan and outlook may occur based on market conditions and the needs of the Company at that time, which could include selling assets, seeking additional partners to develop our assets and/or further reducing our planned capital spending program.

Overview of Cash Flow Activities.  Our cash flows are summarized as follows (in millions):

	Three months ended March 31,
	2019	2018
Cash Inflows
Operating activities
Net (loss) income	$(140)	$18
Gain on extinguishment/modification of debt	(10)	(41)
Other income adjustments	102	125
Changes in assets and liabilities	120	(20)
Total cash flow from operations	72	82

Investing activities
Proceeds from the sale of assets	—	167
Cash inflows from investing activities	—	167

Financing activities
Proceeds from issuance of long-term debt	270	460
Contributions from parent	—	4
Cash inflows from financing activities	270	464

Total cash inflows	$342	$713

Cash Outflows
Investing activities
Capital expenditures	$125	$173
Cash paid for acquisitions	3	223
Cash outflows from investing activities	128	396

Financing activities
Repayments and repurchases of long-term debt	230	280
Fees/costs on debt exchange	—	62
Other	1	—
Cash outflows from financing activities	231	342

Total cash outflows	$359	$738

Net change in cash, cash equivalents and restricted cash	$(17)	$(25)

Item 3. Qualitative and Quantitative Disclosures About Market Risk

This information updates, and should be read in conjunction with the information disclosed in our 2018 Annual Report on Form 10-K, in addition to the information presented in Items 1 and 2 of Part I of this Quarterly Report on Form 10-Q.  There have been no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2018 Annual Report on Form 10-K, except as presented below:
Commodity Price Risk
The table below presents the change in fair value of our commodity-based derivatives due to hypothetical changes in oil and natural gas prices, discount rates and credit rates at March 31, 2019:

		Oil, Natural Gas and NGLs Derivatives
		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
			(in millions)
Price impact(1)	$11	$(67)	$(78)	$80	$69

		Oil, Natural Gas and NGLs Derivatives
		1 Percent Increase		1 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
			(in millions)
Discount rate(2)	$11	$11	$—	$11	$—
Credit rate(3)	$11	$11	$—	$11	$—

(1)	Presents the hypothetical sensitivity of our commodity-based derivatives to changes in fair values arising from changes in oil, natural gas and NGLs prices.

(2)	Presents the hypothetical sensitivity of our commodity-based derivatives to changes in the discount rates we used to determine the fair value of our derivatives.

(3)	Presents the hypothetical sensitivity of our commodity-based derivatives to changes in credit risk of our counterparties.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is accurate, complete and timely. Our management, including our CEO and our CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
     There were no changes in EP Energy LLC’s internal control over financial reporting during the first three months of 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1, Financial Statements, Note 7.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the 2018 Annual Report on Form 10-K.
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

EP ENERGY LLC

Date: May 9, 2019	/s/ Kyle A. McCuen
Kyle A. McCuen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)