Form 10-K
period 2019-12-31
EP Energy LLC
filed 2020-03-25
CIK 1555082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
When we refer to “us”, “we”, “our”, “ours”, “the Company”, or “EP Energy”, we are describing EP Energy LLC and/or its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risks and uncertainties, many of which are beyond our control. These forward-looking statements are based on assumptions or beliefs that we believe to be reasonable; however, assumed facts almost always vary from the actual results and such variances can be material. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur. The words “believe”, “expect”, “estimate”, “anticipate”, "plan", “intend”, "could" and “should” and similar expressions will generally identify forward-looking statements. All of our forward-looking statements are expressly qualified by these and the other cautionary statements in this Annual Report, including those set forth in Item 1A. "Risk Factors". Important factors that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements include, among others:

•	our ability to negotiate, execute and consummate the transactions contemplated by a plan of reorganization;

•
risks and uncertainties relating to the voluntary petitions (the “Chapter 11 Cases”) filed in the United States Bankruptcy Court, including: our ability to obtain Bankruptcy Court approval with respect to our motions, including maintaining strategic control as debtor in possession, risks associated with third-party motions, Bankruptcy Court rulings and the outcome of the Chapter 11 Cases in general, the length of time we will operate under the Chapter 11 Cases;

•
the potential adverse effects of disruption from the Chapter 11 Cases on us, our liquidity and/or results of operations, and on the interests of our various constituents making it more difficult to maintain business and operational relationships, retain key executives and maintain various licenses and approvals necessary for us to conduct our business;

•	increased advisory costs to execute our reorganization;

•
risk and uncertainties relating to: our ability to complete definitive documentation in connection with any    financing and the amount, terms and conditions of any such financing; and our ability to obtain requisite support for a chapter 11 restructuring plan from various stakeholders and confirm and consummate such restructuring plan;

•	risks associated with our ability to continue as a going concern;

•	risks related to the trading of our securities on the OTC Pink Market;

•	the volatility of and potential for sustained low oil, natural gas, and NGLs prices;

•	the supply and demand for oil, natural gas and NGLs;

•	risks relating to the recent announcements by Saudi Arabia and Russia;

•	risks related to epidemics, outbreaks or other public health events, such as the Coronavirus Disease 2019 (or COVID-19);

•	changes in commodity prices and basis differentials for oil and natural gas;

•	our ability to meet production volume targets;

•	the uncertainty of estimating proved reserves and unproved resources;

•	our ability to develop proved undeveloped reserves;

•	the future level of operating and capital costs;

•	the availability and cost of financing to fund future exploration and production operations;

•	the success of drilling programs with regard to proved undeveloped reserves and unproved resources;

•	our ability to comply with the covenants in various financing documents or to obtain any necessary consents, waivers or forbearance thereunder;

•	our ability to generate sufficient cash flow to meet our debt obligations and commitments;

•	our limited ability to borrow under existing debt agreements to fund our operations;

•	our ability to obtain necessary governmental approvals for proposed exploration and production projects and to successfully construct and operate such projects;

•	actions by credit rating agencies, including potential downgrades;

•	credit and performance risks of our lenders, trading counterparties, customers, vendors, suppliers and third party operators;

•
general economic and weather conditions in geographic regions or markets we serve, or where operations are located, including the risk of a global recession and negative impact on demand for oil and/or natural gas;

•	the uncertainties associated with governmental regulation, including any potential changes in federal and state tax laws and regulations;

•	competition; and

•
the other factors described under Item 1A. “Risk Factors,” on pages 5 through 26 of this Annual Report on Form 10-K, and any updates to those factors set forth in our subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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
EXPLANATORY NOTE
EP Energy LLC is a wholly-owned subsidiary of EP Energy Corporation (OTC Pink Sheets: EPEGQ), which is a reporting company under the Securities and Exchange Act of 1934, as amended. Pursuant to General Instruction I of Form 10-K, EP Energy LLC has elected to furnish abbreviated disclosure in this Annual Report as set forth in such Instruction.

PART I
ITEM 1. BUSINESS
Overview
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
We operate through a diverse base of producing assets and are focused on the development of our drilling inventory located in three areas: the Eagle Ford Shale in South Texas, Northeastern Utah (“NEU”) in the Uinta basin, and the Permian basin in West Texas. As of December 31, 2019, we had proved reserves of 189.7 MMBoe (49% oil and 70% liquids) and for the year ended December 31, 2019, we had average net daily production of 70,898 Boe/d (54% oil and 73% liquids).
Each of our areas is characterized by a long-lived reserve base and high drilling success rates. We have established significant contiguous leasehold positions in each area, representing approximately 465,000 net (609,000 gross) acres in total.
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
Reorganization and Chapter 11 Cases
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

Covenant Violations, Forbearance, and Chapter 11 Cases. On August 15, 2019, we did not make the approximately $40 million cash interest payment due and payable with respect to the 8.000% Senior Secured Notes due 2025 (the “2025 1.5 Lien Notes”). On September 3, 2019, we did not make the approximately $7 million cash interest payment due and payable with respect to the 7.750% Senior Notes due 2022 (the “2022 Unsecured Notes”). Our failure to make these interest payments within thirty days after they were due and payable resulted in an event of default under the respective indentures governing the 2025 1.5 Lien Notes and 2022 Unsecured Notes. Each event of default under the indentures noted above also resulted in a cross-default under the Prepetition Reserve-Based Facility (“RBL Facility”).

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

On October 3, 2019, we and certain of our direct and indirect subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). To ensure ordinary course operations, the Debtors obtained approval from the Bankruptcy Court for a variety of “first day” motions, including motions to obtain customary relief intended to assure our ability to continue our ordinary course operations after the filing date. In addition, the Debtors received authority to use cash collateral of the lenders under the RBL Facility.

The commencement of the Chapter 11 Cases constituted an immediate event of default, and caused the automatic and immediate acceleration of all debt outstanding under or in respect of a number of our instruments and agreements relating to our direct financial obligations, including our RBL Facility and indentures governing the 2025 1.5 Lien Notes, 7.750% Senior Secured Notes due 2026, 8.000% Senior Secured Notes due 2024 (the “2024 1.25 Lien Notes”), 9.375% Senior Secured Notes due 2024 (the “2024 1.5 Lien Notes”), 9.375% Senior Notes due 2020, 2022 Unsecured Notes and 6.375% Senior Notes due

2023 (collectively, the “Senior Notes”). Any efforts to enforce such payment obligations were automatically stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the Senior Notes and the RBL Facility are subject to the applicable provisions of the Bankruptcy Code.

Plan Support Agreement and Backstop Commitment Agreement. On October 18, 2019, the Debtors entered into a plan support agreement (the “PSA”) to support a restructuring on the terms of a chapter 11 plan of reorganization (as defined below, the “Plan”) with holders of approximately 52.0% of the 2024 1.25 Lien Notes and approximately 79.3% of the 2024 1.5 Lien Notes and the 2025 1.5 Lien Notes issued, in each case, by EP Energy LLC and Everest Acquisition Finance Inc. The holders of these notes include affiliates of, or funds managed by, Elliott Management Corporation (“Elliott”), Apollo (together with Elliott, the “Initial Supporting Noteholders”), Access, and Avenue Capital Group (collectively, with the Initial Supporting Noteholders and Access, the “Supporting Noteholders”), to support a restructuring on the terms of a chapter 11 plan described therein. On October 18, 2019, the Debtors also entered into a backstop commitment agreement (the “BCA”) with the Supporting Noteholders, pursuant to which the Supporting Noteholders agreed to backstop $463 million (to consist of $325 million in cash and $138 million in exchanged reinstated 1.25L Notes) of the Rights Offering. For additional information, see Termination of Plan Support Agreement and Backstop Commitment Agreement below.

Plan of Reorganization. On November 18, 2019, the Debtors filed a proposed Joint Chapter 11 Plan and a proposed Disclosure Statement for Joint Chapter 11 Plan of Reorganization describing the Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases. The Debtors subsequently filed various amendments to the Plan and Disclosure Statement and on January 13, 2020, filed an updated Fourth Amended Joint Chapter 11 Plan of EP Energy Corporation and its Affiliated Debtors (as amended from time to time, the “Plan”) and an updated Disclosure Statement (as amended from time to time, the “Disclosure Statement”). On March 6, 2020, after a hearing to confirm the Plan, the Bankruptcy Court stated that it would confirm the Plan. On March 12, 2020, pursuant to its ruling on March 6, 2020, the Bankruptcy Court entered an order confirming the Plan (ECF No. 1049).

Termination of Plan Support Agreement and Backstop Commitment Agreement. Commodity prices for oil, natural gas and NGLs historically have been volatile and may continue to be volatile in the future, especially given current global geopolitical and economic conditions. As a result of a decrease in global demand for oil and natural gas due to the recent coronavirus outbreaks, in March 2020, members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia considered extending their agreed oil production cuts and making additional oil production cuts. However, negotiations to date have been unsuccessful. Saudi Arabia announced a significant increase in its maximum crude oil production capacity, targeting to supply 12.3 million barrels per day, an increase of 2.5 million barrels per day, effective immediately, and Russia announced that all agreed oil production cuts between members of OPEC and Russia will expire on April 1, 2020. Following these announcements, within one day, global oil prices declined to their lowest levels since 2016 and partially recovered, but may continue to decline. In addition, coronavirus outbreaks have resulted in delays, supply chain disruptions and travel restrictions that have impacted the oil and gas industry.

Subsequent to these events, on March 18, 2020, the Debtors and the Supporting Noteholders under the PSA and in their capacities as the Commitment Parties under the BCA, mutually agreed to amend and terminate the PSA and the BCA pursuant to the terms of a Stipulation of Settlement Regarding Backstop Agreement and Plan Support Agreement (as may be amended or modified from time to time, the “Stipulation”). Among other things, the Stipulation provides that (i) the PSA and BCA are terminated consensually by the parties pursuant to Section 9.1 of the BCA and Section 7(f) of the PSA, (ii) the Termination Fee (as defined in the BCA) shall not be payable to the Commitment Parties, (iii) the Debtors will reimburse all fees, costs and expenses of the Supporting Noteholders, and the Commitment Parties through the date on which the Bankruptcy Court approves the Stipulation, and (iv) through November 25, 2020 the Supporting Noteholders and Commitment Parties will not interfere, directly or indirectly, with any further restructuring of the Debtors, that treats their applicable claims no less favorably than other similarly situated claims. The Debtors and the Supporting Noteholders and Commitment Parties also agreed to mutual waivers and releases of certain claims relating to, or arising from, the Chapter 11 Cases, the BCA, the PSA, and the termination of the BCA and the PSA, against the other as described in the Stipulation.

On March 23, 2020, the Bankruptcy Court approved the Stipulation. The Debtors are working with their constituents to explore various alternatives.

Debtor-in-Possession Agreement. On November 25, 2019, EPE Acquisition, LLC and EP Energy LLC entered into a Senior Secured Superpriority Debtor-In-Possession Credit Agreement (as amended or modified from time to time, the “DIP Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank (the “DIP Agent”) and the RBL Lenders which are party thereto as lenders (in such capacity, the “DIP Lenders”). Under the DIP Credit Agreement and the order of the Bankruptcy Court entered on November 25, 2019 (the “DIP Order”), a portion of the RBL Facility was converted into revolving commitments under the DIP Credit Agreement which provides for an approximately $315 million debtor-in-possession senior secured superpriority revolving credit facility (the “DIP Facility”, and the loans thereunder, the “DIP Loans”), and which includes a letter of credit sublimit of $50 million. As of December 31, 2019, we had $150 million capacity remaining with approximately $17 million of letters of credit issued and $148 million outstanding under the DIP Facility. For a further discussion of the additional terms of the DIP Facility, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” and Part II, Item 8. “Financial Statements and Supplementary Data”, Note 8.

EP Energy LLC will use the proceeds of the DIP Facility for, among other things, (i) the acquisition, development and exploration of oil and gas properties, for working capital and general corporate purposes, (ii) the payment of professional fees as provided for in the DIP Order, (iii) the payment of expenses incurred in the administration of the Chapter 11 Cases or as permitted by the certain orders and (iv) payments due thereunder or under the DIP Order. The maturity date of the DIP Facility is the earlier of (a) November 25, 2020, (b) the effective date of an “Acceptable Plan of Reorganization” (as defined in the DIP Credit Agreement), (c) the closing of a sale of substantially all of the equity or assets of EP Energy LLC (unless consummated pursuant to an Acceptable Plan of Reorganization), or (d) the termination of the DIP Facility during the continuation of an event of default thereunder.

On March 12, 2020, EP Energy LLC, EPE Acquisition, LLC, the agent and certain of the lenders under the RBL Facility, the DIP Agent and certain of the DIP Lenders entered into that certain Waiver of Credit Agreements which waived the occurrence of any event of default triggered under the credit agreement governing the RBL Facility (the “RBL Credit Agreement”) and the DIP Credit Agreement as a result of a going concern or like qualification or exception to the audited financials for the year ending December 31, 2019.

Exit Facility. The Debtors have received an underwritten commitment from the DIP Lenders to convert their DIP Loans and their remaining claims under the RBL Facility into an approximately $629 million exit senior secured reserve-based revolving credit facility (the “Exit Facility”) subject to certain conditions set forth therein, which will be evidenced by a senior secured revolving credit agreement, by and among EP Energy LLC, as borrower, EPE Acquisition, LLC, as holdings, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank (the “Exit Credit Agreement”).

For a further discussion of the Chapter 11 Cases and related matters, see Item 1A. “Risk Factors,” Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” and Part II, Item 8. “Financial Statements and Supplementary Data”, Notes 1A, 7 and 8.

Reserves Summary

The following table provides a summary of oil, natural gas and NGLs reserves as of December 31, 2019 and production data for the year ended December 31, 2019 for each of our areas of operation.

	Estimated Proved Reserves(1)
	Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Total (MMBoe)	Liquids (%)	Proved Developed (%)(2)	Average Net Daily Production (MBoe/d)
Eagle Ford Shale	53.5	15.5	88.2	83.8	82%	100%	33.7
Northeastern Utah	24.7	—	97.3	40.9	60%	100%	15.7
Permian	14.7	24.0	158.3	65.0	59%	100%	21.5
Total	92.9	39.5	343.8	189.7	70%	100%	70.9

(1)	Proved reserves were evaluated based on the average first day of the month spot price for the preceding 12-month period of $55.69 per Bbl (WTI), $2.58 per MMBtu
(Henry Hub) and $13.37 per Bbl of NGLs.

(2)
As of December 31, 2019, we have no recorded proved undeveloped reserves due to uncertainty regarding the Company's availability of capital prior to emerging from bankruptcy that would be required to develop the PUD reserves (see Part II, Item 8. "Financial Statements and Supplementary Data", Note 1A).

Approximately 190 MMBoe, or 100%, of our total proved reserves are proved developed producing assets, which generated average production of 70.9 MBoe/d in 2019 from approximately 1,806 wells. As of December 31, 2019, we had approximately 93 MMBbls of proved oil reserves, 40 MMBbls of proved NGLs reserves and 344 Bcf of proved natural gas reserves, representing 49%, 21% and 30%, respectively, of our total proved reserves. For the year ended December 31, 2019, 73% of our production was related to oil and NGLs.

As of December 31, 2019, we operated 95% of our producing wells. This control provides us with flexibility around the amount and timing of capital spending and has allowed us to improve our capital and operating efficiencies. We also employ a function-based organizational structure to accelerate knowledge sharing, innovation, evaluation and target efficiencies across our drilling, completion and operating activities across our operating areas. In 2019, we completed 67 wells and as of December 31, 2019, we had a total of 41 wells drilled, but not completed across our programs.
Available Information
Our website is http://www.epenergy.com. We make available, free of charge on or through our website, our annual, quarterly and current reports, and any amendments to those reports, including related exhibits and supplemental schedules, as soon as is reasonably possible after these reports are filed or furnished with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. All of our SEC filings are also available on the SEC's website at www.sec.gov. Information about each of the Board members, each of the Board’s standing committee charters, and the Corporate Governance Guidelines of our parent, EP Energy Corporation, as well as a copy of our Code of Conduct are also available, free of charge, through our website. Information contained on our website is not part of this report.

ITEM 1A.    RISK FACTORS
Risks Related to Our Chapter 11 Cases
We are subject to risks and uncertainties associated with the Chapter 11 Cases filed with the Bankruptcy Court on October 3, 2019.
In 2019, we engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. These restructuring efforts led to the execution of the PSA and commencement of the Chapter 11 Cases in the Bankruptcy Court on October 3, 2019.
On March 6, 2020, after a hearing to confirm the Plan, the Bankruptcy Court stated that it would confirm the Plan. On March 12, 2020, pursuant to its ruling on March 6, 2020, the Bankruptcy Court entered an order confirming the Plan (ECF No. 1049).
Commodity prices for oil, natural gas and NGLs historically have been volatile and may continue to be volatile in the future, especially given current global geopolitical and economic conditions. As a result of a decrease in global demand for oil and natural gas due to the recent coronavirus outbreaks, in March 2020, members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia considered extending their agreed oil production cuts and making additional oil production cuts. However, negotiations to date have been unsuccessful. Saudi Arabia announced a significant increase in its maximum crude oil production capacity, targeting to supply 12.3 million barrels per day, an increase of 2.5 million barrels per day, effective immediately, and Russia announced that all agreed oil production cuts between members of OPEC and Russia will expire on April 1, 2020. Following these announcements, within one day, global oil prices declined to their lowest levels since 2016, recovered some of the losses, and may continue to decline. In addition, coronavirus outbreaks have resulted in delays, supply chain disruptions and travel restrictions that have impacted the oil and gas industry. Subsequent to these events, on March 18, 2020, the Debtors and the Supporting Noteholders under the PSA and in their capacities as the Commitment Parties under the BCA, mutually agreed to amend and terminate the PSA and the BCA pursuant the terms of the Stipulation. Among other things, the Stipulation provides that (i) the PSA and BCA are terminated consensually by the parties pursuant to Section 9.1 of the BCA and Section 7(f) of the PSA, (ii) the Termination Fee (as defined in the BCA) shall not be payable to the Commitment Parties, (iii) the Debtors will reimburse all fees, costs and expenses of the Supporting Noteholders, and the Commitment Parties through the date on which the Bankruptcy Court approves the Stipulation, and (iv) through November 25, 2020 the Supporting Noteholders and Commitment Parties will not interfere, directly or indirectly, with any further restructuring of the Debtors, that treats their applicable claims no less favorably than other similarly situated claims. The Debtors and the Supporting Noteholders and Commitment Parties also agreed to mutual waivers and releases of certain claims relating to, or arising from, the Chapter 11 Cases, the BCA, the PSA, and the termination of the BCA and the PSA, against the other as described in the Stipulation.

On March 23, 2020, the Bankruptcy Court approved the Stipulation. The Debtors are working with their constituents to explore various alternatives.
Our operations, our ability to develop and execute our business plan and our continuation as a going concern are subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to negotiate and execute another restructuring plan with respect to the Chapter 11 Cases; the high costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to maintain our relationships with our lenders, counterparties, employees and other third parties; our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to seek and obtain court approval to convert the Chapter 11 Cases to Chapter 7 Cases; and the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our operational and strategic plans.
Delays in our Chapter 11 Cases increase the risks of our being unable to emerge from bankruptcy and may increase our costs associated with the bankruptcy process. These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 Cases could adversely affect our relationships with our lenders, counterparties, employees and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that occur during our Chapter 11 Cases that may be inconsistent with our plans.

Even if a restructuring transaction is consummated, we will continue to face a number of risks, including our ability to reduce expenses, implement any strategic initiatives, and generally maintain favorable relationships with and secure the confidence of our counterparties. Accordingly, we cannot guarantee when or on what terms a financial restructuring will be consummated or whether such plan will achieve our stated goals nor can we give any assurance of our ability to continue as a going concern.
Trading in our securities is highly speculative and poses substantial risks.

Trading in our securities is highly speculative and the market price of our common stock has been and may continue to be volatile. Any such volatility may affect the ability to sell our common stock at an advantageous price or at all.

Our anticipated emergence from the Chapter 11 Cases could adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our anticipated emergence from the Chapter 11 Cases could adversely affect our business and relationships with vendors, suppliers, service providers, customers, employees and other third parties. Due to uncertainties, many risks exist, including the following:

•	key suppliers or vendors could terminate their relationship with us or require additional financial assurances or enhanced performance from us;

•	the ability to renew existing contracts and compete for new business may be adversely affected;

•	the ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•	the ability to attract, motivate and/or retain employees may be adversely affected;

•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and

•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.
The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our business or operations in the future.

In connection with the Disclosure Statement, and the hearing to consider confirmation of the Plan, we prepared a liquidation analysis and financial projections (collectively, “Analysis and Projections”) to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our anticipated emergence from bankruptcy. The Analysis and Projections were not prepared with a view toward compliance with the published guidelines of the SEC or the guidelines established by the Public Company Accounting Oversight Board and should not be relied upon to make an investment decision with respect to the Company. The Analysis and Projections do not purport to present the Company’s financial condition in accordance with GAAP. The Company’s independent registered public accounting firm has not examined, compiled or otherwise applied procedures to the Analysis and Projections and, accordingly, does not express an opinion or any other form of assurance with respect to the Analysis and Projections. Any financial projections or forecasts therein or as otherwise in the Disclosure Statement and the exhibits thereto reflect numerous assumptions with respect to financial condition, business and industry performance, general economic, market and financial conditions, and other matters, all of which are difficult to predict, and many of which are beyond the Company’s control. Accordingly, there can be no assurance that the assumptions made in preparing such Analysis and Projections will prove to be accurate. It is expected that there will be differences between actual and projected results, and the differences may be material, including due to the occurrence of unforeseen events occurring subsequent to the preparation of any financial projections or forecasts. The disclosure of the Analysis and Projections should not be regarded as an indication that the Company or its affiliates or representatives consider the Analysis and Projections to be a reliable prediction of future events, and the Analysis and Projections should not be relied upon as such. The Analysis and Projections are only estimates and actual results may vary considerably from the Analysis and Projections. The statements in the Analysis and Projections speak only as of the date such statements were made, or any earlier date indicated therein. The Company does not undertake any obligation to publicly update the Analysis and Projections to reflect circumstances existing after the date when the Analysis and Projections were filed with the Bankruptcy Court or to reflect the occurrence of future events, even in the event that any or all of the assumptions underlying the Analysis and Projections are shown to be in error.

The implementation of a chapter 11 plan of reorganization will likely reduce or eliminate our federal income tax net operating loss carryforwards, and is expected to impair our ability to utilize any remaining net operating loss carryforwards and certain other tax attributes during the current year and in future years. Moreover, subsequent transfers of our equity, or issuances of equity, could further impair our ability to utilize our tax attributes.
Under federal income tax law, a corporation is generally permitted to offset some or all net taxable income in a given year with net operating losses carried forward from prior years. Our ability to utilize our net operating loss carryforwards, substantial tax basis in assets and other tax attributes to offset future taxable income and to reduce our federal income tax liability is subject to certain requirements and restrictions. In connection with the implementation of a chapter 11 plan of reorganization, we expect our net operating losses to be significantly reduced or eliminated due to discharge of indebtedness arising in our Chapter 11 Cases under section 108 of the Internal Revenue Code. In addition, the implementation of such a plan of reorganization is likely to result in an “ownership change” within the meaning of section 382 of the Internal Revenue Code. In general, an “ownership change” occurs if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over a prescribed three-year testing period. Under section 382 and section 383 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses and other tax attributes that may be utilized to offset future taxable income generally is subject to an annual limitation. Based on information collected to date, we believe that we have not experienced an “ownership change” within the prior three years that impairs our ability to utilize our net operating loss carryforwards and other tax attributes. Also a stock trading restrictions order, which imposes notification procedures and trading restrictions on substantial stockholders, was approved and entered by the Bankruptcy Court on October 4, 2019, and is intended to reduce the likelihood of an ownership change occurring prior to the effective date of such a plan of reorganization.
In connection with an “ownership change” pursuant to a chapter 11 plan of reorganization, we expect that our ability to utilize our net operating losses and certain other tax attributes (other than tax basis) will be severely restricted by the resulting annual limitation, which could have a negative impact on our financial position and results of operations. Although an exception to the imposition of an annual limitation can apply in certain chapter 11 cases under section 382(l)(5) of the Internal Revenue Code, it is currently unknown if a chapter 11 plan of reorganization, once implemented will meet the requirements of such section or if we will elect out of the application of such section. Moreover, if we experience a subsequent “ownership change,” any remaining net operating losses and other tax attributes, including the substantial tax basis in our assets, could be subject to additional and more severe limitations. In addition, the Internal Revenue Service has proposed regulations that, depending on the rules ultimately adopted, could further substantially limit our ability to utilize our tax attributes in the event of an ownership change. As amended, the proposed regulations would not apply to an ownership change pursuant to a chapter 11 plan of reorganization, but could apply to a subsequent ownership change thereafter.
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
As noted above, however, a Special Committee consisting of independent members of the Board who are not affiliated with our Sponsors was appointed by the Board and is authorized to, among other things, consider, evaluate and approve strategic alternatives including financings, refinancings, amendments, waivers, forbearances, asset sales, debt issuances, exchanges and purchases, out-of-court or in-court restructurings (pursuant to which we may seek relief under the Bankruptcy Code) and/or similar transactions involving the Company. In connection with the Chapter 11 Cases, the Special Committee approved our entry into the PSA and BCA, as to which certain of our Sponsors are parties. Certain of our Sponsors may also take positions in the Chapter 11 Cases that may compete directly or indirectly with, or may be complementary to (or competitive with), our interests. On March 18, 2020, the Debtors and the Supporting Noteholders under the PSA and in their capacities as the Commitment Parties under the BCA, mutually agreed to amend and terminate the PSA and the BCA pursuant the terms of the Stipulation. Among other things, the Stipulation provides that through November 25, 2020 the Supporting Noteholders and Commitment Parties will not interfere, directly or indirectly, with any further restructuring of the Debtors, that treats their applicable claims no less favorably than other similarly situated claims. On March 23, 2020, the Bankruptcy Court approved the Stipulation.

Additionally, the Sponsors and other legacy investors and the Initial Supporting Noteholders are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. These persons may also pursue acquisition opportunities that may be complementary to (or competitive with) our business, and as a result those acquisition opportunities may not be available to us. In addition, the Sponsors’, the Initial Supporting Noteholders' and other investors’ interests in other portfolio companies could impact our ability to pursue acquisition opportunities.

On June 7, 2019, the NYSE filed a Form 25 to delist our common stock and now our common stock is quoted only in the over-the-counter market.
Our common stock was previously listed on the NYSE, but on June 7, 2019, the NYSE filed a Form 25 to delist our common stock and now our common stock is quoted only in the over-the-counter market. The delisting of our common stock from the NYSE has likely reduced the liquidity and market price of our common stock, reduced the number of investors willing to hold or acquire our common stock, reduced our ability to access equity markets to obtain financing, and reduced our ability to attract and retain personnel by means of equity compensation. Furthermore, as a result of our common stock being delisted, we saw decreases in analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers willing to execute trades with respect to our common stock.

Risks Related to Our Business and Industry
Events outside of our control, including an epidemic or outbreak of an infectious disease, such as the Coronavirus Disease 2019 (or COVID-19), may materially adversely affect our business.
We face risks related to epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect out financial condition. For example, the recent outbreak in Wuhan, China of COVID-19, which has spread across the globe and impacted financial markets and worldwide economic activity, may adversely affect out operations or the health of our workforce by rendering employees or contractors unable to work or unable to access our facilities for an indefinite period of time. In addition, the effects of COVID-19 and concerns regarding its global spread could negatively impact the domestic and internal demand for crude oil and natural gas, which could contribute to price volatility, impact the price we receive for oil and natural gas and materially and adversely affect the demand for and marketability of our production. As the potential impact from COVID-19 is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.
The prices for oil, natural gas and NGLs are highly volatile and sustained lower prices have adversely affected, and may continue to adversely affect, our business, results of operations, cash flows and financial condition.
Our success depends upon the prices we receive for our oil, natural gas and NGLs. These commodity prices historically have been highly volatile and are likely to continue to be volatile in the future, especially given current global geopolitical and economic conditions. For example, during the period January 1, 2017 through December 31, 2019, the NYMEX WTI crude oil price per Bbl ranged from a low of $45.18 to a high of $70.98, and the NYMEX natural gas price per MMBtu ranged from a low of $2.22 to a high of $4.09. Commodity prices have experienced significant further declines during the first quarter of 2020, with prices for NYMEX WTI crude oil and NYMEX natural gas, respectively, reaching lows of $20.37 per Bbl and $1.60 per MMBtu during the period from January 1, 2020 through March 20, 2020. Commodity prices could also remain depressed for a sustained period. The prices for oil, natural gas and NGLs are subject to a variety of factors that are outside of our control, which include, among others:

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
The negative impact of low commodity prices on our cash flows could limit our cash available for capital expenditures and ultimately reduce our (i) drilling opportunities, (ii) future production volumes and operating revenues, and (iii) oil and gas reserves. Any resulting decreases in production could result in an additional shortfall in our expected cash flows and require us to further reduce our capital spending or borrow funds to cover any such shortfall. In addition to reducing our cash flows, a prolonged and substantial decline in commodity prices could negatively impact our proved oil and natural gas reserves, which in turn, may result in a significant write-down of the carrying value of our proved properties through a corresponding impairment charge on our income statement. For example, in the third quarter of 2019 we incurred non-cash impairment charges of approximately $458 million on our proved properties in NEU. In the fourth quarter of 2018, we incurred non-cash impairment charges of approximately $1,044 million and $59 million on our proved and unproved properties, respectively in the Permian basin. In addition to the impairment charges recorded in the third quarter of 2019 and fourth quarter of 2018, the continuation of current depressed commodity prices and future commodity price declines may cause changes to our capital spending levels, production rates, levels of proved reserves and development plans, which may result in a further impairment of the carrying value of our proved properties in the future.
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
Our primary source of liquidity beyond cash flow from operations is our debtor-in-possession, or DIP Facility. At February 28, 2020, we had $130 million outstanding under the DIP Facility. We have also received an underwritten commitment from the DIP Lenders to convert their DIP Loans and their remaining claims under the RBL Facility into an approximately $629 million exit senior secured reserve-based revolving credit facility (the “Exit Facility”).
Although we believe that the banks participating in the DIP and Exit Facilities have adequate capital and resources, we can provide no assurance that all of those banks will continue to operate as going concerns in the future, or continue to participate in the facility. If any of the banks in our lending group were to fail, or choose not to participate, it is possible that the borrowing capacity under the Exit Facility would be reduced. In the event of such reduction, we could be required to obtain capital from alternate sources or find additional Exit Facility participants in order to finance our capital needs. Our options for addressing such capital constraints would include, but not be limited to, obtaining commitments from the remaining banks in the lending group and accessing the public and private capital markets. In addition, we may delay certain capital expenditures to ensure that we maintain appropriate levels of liquidity. If it became necessary to access additional capital, any such alternatives could have terms less favorable than the current terms under the DIP and Exit Facilities, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our substantial indebtedness and high leverage could adversely affect our ability to operate our business, we may not be able to generate sufficient cash flows to service our indebtedness and we may be forced to take actions to satisfy our debt obligations that may not be successful.
As of December 31, 2019, our total debt was approximately $4.6 billion including approximately $315 million of Prepetition RBL Facility, $688 million primarily comprised of senior unsecured notes due in 2020, 2022 and 2023, and $3.6 billion in senior secured notes due in 2024, 2025 and 2026. For the year ended December 31, 2019, we incurred $419 million in interest expense. The commencement of the Chapter 11 Cases constituted an immediate event of default, and caused the automatic and immediate acceleration of all debt outstanding under or in respect of a number of our instruments and agreements relating to our direct financial obligations, including our RBL Facility and indentures governing the 2025 1.5 Lien Notes, 7.750% Senior Secured Notes due 2026, 2024 1.25 Lien Notes, 2024 1.5 Lien Notes, 9.375% Senior Notes due 2020, 2022 Unsecured Notes and 6.375% Senior Notes due 2023. Nevertheless, there is no guarantee that we will be able to successfully achieve sufficient reductions in our debt and debt service costs or otherwise meet our planned continuing obligations. Failure to achieve substantial interest cost reduction and other cost savings upon emergence could materially hamper our ability to operate profitably after emergence, and could result in our inability to continue as a going concern in the future.
To the extent we are not able to discharge a substantial portion of our indebtedness through the Chapter 11 Cases, a substantial level of indebtedness could have material consequences for our business, results of operations and financial condition, including:

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
Our ability to restructure or refinance our indebtedness will depend on our financial condition and the terms of our existing debt agreements and the condition of the capital markets at that time, and our financial condition at such time, and any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business and operations. Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financing could materially and adversely affect our ability to make payments on our indebtedness and our business, financial condition and results of operations.
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
Similar to our competitors, we have a reserve base that is depleted as it is produced. Unless we successfully replace the reserves that we produce, our reserves will decline, which will eventually result in a decrease in oil and natural gas production and lower revenues and cash flows from operations. We historically have replaced reserves through both drilling and acquisitions. The business of exploring for, developing or acquiring reserves requires substantial capital expenditures. If we do not continue to make significant capital expenditures (for any reason, including our access to capital resources becoming limited) or if our exploration, development and acquisition activities are unsuccessful, we may not be able to replace the reserves that we produce, which would negatively impact us. As a result, our future oil and natural gas reserves and production, and therefore our cash flow and results of operations, are highly dependent upon our success in efficiently developing and exploiting our current properties and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs or at all. If we are unable to replace our current and future production, the value of our reserves will decrease, and our business, results of operations and financial condition would be materially adversely affected. As of December 31, 2019, we have not recorded any PUD’s due to uncertainty regarding the ability to continue as a going concern (see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 1A) and the availability of capital that would be required to develop the PUD reserves. See Item 1. “Business” under the heading Oil and Natural Gas Properties for further discussion on our proved reserves.
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
Our management has identified and scheduled potential drilling locations as an estimate of our future multi-year drilling activities on our existing acreage. All of our potential drilling locations, particularly our potential drilling locations for oil, represent a significant part of our strategy. Our ability to drill and develop these locations is subject to a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, oil, natural gas and NGLs prices, costs and drilling results. If our capital resources are insufficient to support our drilling activities or other risks materialize, we may be unable to drill and develop these locations. Because of these uncertainties, we do not know if the drilling locations we have identified will ever be drilled or if we will be able to produce oil, natural gas or NGLs from these or any other potential drilling locations. Pursuant to existing SEC rules and guidance, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells where a final investment decision has been made to drill within five years of the date of booking. As of December 31, 2019, we have not recorded any PUD’s due to uncertainty regarding the ability to continue as a going concern (see Part II, Item 8. “Financial Statements and Supplementary Data”, Note 1A) and the availability of capital that would be required to develop the PUD reserves.
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
We require substantial capital expenditures to conduct our exploration, development and production operations, engage in acquisition activities and increase our proved reserves and production. In 2019, we spent total capital of $517 million (not including approximately $19 million in acquisition capital). For a discussion of liquidity, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Production Volumes and Drilling Summary”. We also may engage in asset sale transactions to, among other things, fund capital expenditures when market conditions permit us to complete monetization transactions on terms we find acceptable. There can be no assurance that such sources will be available to us or sufficient to fund our exploration, development and acquisition activities. If our revenues and cash flows continue to decrease in the future as a result of declines in commodity prices or a reduction in production levels, and we are unable to obtain additional equity or debt financing in the capital markets or access alternative sources of funds, we may be required to reduce the level of our capital expenditures and may lack the capital necessary to increase or even maintain our reserves and production levels.
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
We use fixed price financial options and swaps to mitigate our commodity price and basis exposures. However, we do not typically hedge all of these exposures, and typically do not hedge any of these exposures beyond several years. Our derivative contracts (primarily fixed price derivatives) as of December 31, 2019, will allow us to realize a weighted average price of $55.89 and $55.52 per barrel on 13,561 MBbls and 90 MBbls of oil in 2020 and 2021, respectively. Subsequent to December 31, 2019, we unwound 4,026 MBbls of 2020 WTI oil three-way collars with a ceiling price of $64.97, a floor price of $55.00 and a sub-floor price of $45.00 per barrel of oil and replaced it with 4,148 MBbls of 2020 WTI oil fixed price swaps with an average price of $59.98 per barrel of oil. In addition, we entered into derivative contracts on 90 MBbls of 2021 WTI oil fixed price swaps with an average price of $55.05 per barrel of oil and 900 MBbls of 2021 WTI oil three-way collars with a ceiling price of $60.51, a floor price of $55.00 and a sub-floor price of $45.00 per barrel of oil. We have no price protection currently past this timeframe. As a result, we have substantial commodity price and basis exposure since our business has multi-year drilling programs for our proved reserves and unproved resources, particularly as our existing hedges roll off.
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
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provided for federal oversight of the over-the-counter derivatives market and entities that participate in that market. The Dodd-Frank Act mandated that the Commodity Futures Trading Commission (the “CFTC”), the SEC and certain federal regulators of financial institutions (the Prudential Regulators) adopt rules or regulations to implement the Dodd-Frank Act and provide definitions of terms. Among other things, the Dodd-Frank Act and associated rules established margin requirements and required clearing and trade execution practices for certain market participants and resulted in certain market participants curtailing and/or ceasing their derivatives activities. The Dodd-Frank Act and associated rules also place limitations on our ability to enforce remedies against our swap counterparties who are regulated by the Prudential Regulators, and proposed rules would impose position limits on some market participants and also modify the capital reserve requirements applicable to our swap counterparties. While we qualify for various exceptions under the Dodd-Frank Act and associated rules as well as similar foreign regulations enacted by the European Union and other non-U.S. jurisdictions, most if not all of our hedge counterparties are subject to various provisions of these regulations and proposed regulations, which could significantly increase the cost of our derivative contracts, materially alter the terms of our derivative contracts, reduce the availability of derivatives to us that we have historically used to protect against risks that we encounter in our business, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and related rules and/or similar foreign regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity contracts related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

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
A portion of our proved reserves are undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. As of December 31, 2019, we have not recorded any PUD’s due to uncertainty regarding the ability to continue as a going concern (see Part II, Item 8. “Financial Statements and Supplementary Data,” Note 1A) and the availability of capital that would be required to develop the PUD reserves.
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
For the year ended December 31, 2019, nine purchasers accounted for approximately 89% of our oil revenues. We depend upon a limited number of significant purchasers for the sale of most of our production. The loss of any of these customers, should we be unable to replace them, could adversely affect our revenues and have a material adverse effect on our financial condition and results of operations. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have access to suitably liquid markets for our future production.
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
Also, some of our assets are located and operate on federal, state, local or tribal lands and are typically regulated by one or more federal, state or local agencies. For example, we have drilling and production operations that are located on federal lands, which are regulated by the DOI, particularly by the Bureau of Land Management (“BLM”). We also have operations on Native American tribal lands, which are regulated by the DOI, particularly by the Bureau of Indian Affairs (“BIA”), as well as local tribal authorities. Operations on these properties are often subject to additional regulations and compliance obligations, which can delay our access to such lands and impose additional compliance costs. There are also various laws and regulations that regulate various market practices in the industry, including antitrust laws and laws that prohibit fraud and manipulation in the markets in which we operate. The authority of the Federal Trade Commission and the CFTC to impose penalties for violations of laws or regulations has generally increased over the last few years.
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
For example, we incurred non-cash impairment charges of approximately $458 million on our proved properties in NEU in the third quarter of 2019. In the fourth quarter of 2018, we incurred non-cash impairment charges of approximately $1,044 million and $59 million on our proved and unproved properties, respectively in the Permian basin. In addition to the impairment charges recorded in the third quarter of 2019 and fourth quarter of 2018, the continuation of current depressed commodity prices and future commodity price declines may cause changes to our capital spending levels, production rates, levels of proved reserves and development plans, which may result in a further impairment of the carrying value of our proved properties in the future. See Part II, Item 8. “Financial Statements and Supplementary Data”, Note 3, for further information.
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
Some pipelines are subject to construction, installation, operation and safety regulation by the U.S. Department of Transportation (“DOT”), and/or various other federal, state and local agencies. Congress has enacted several pipeline safety acts over the years. Currently, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) under DOT administers pipeline safety requirements for natural gas and hazardous liquid pipelines. These regulations, among other things, address pipeline integrity management and pipeline operator qualification rules. In June 2016, Congress approved new pipeline safety legislation, the “Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016” (the “PIPES Act”), which provides the PHMSA with additional authority to address imminent hazards by imposing emergency restrictions, prohibitions, and safety measures on owners and operators of gas or hazardous liquids pipeline facilities. Significant expenses could be incurred in the future if additional safety measures are required or if safety standards are raised and exceed the current pipeline control system capabilities.
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
In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases (“GHGs”). The EPA has finalized a series of GHG monitoring, reporting and emission control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Almost one-half of the states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs.
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
We use hydraulic fracturing extensively in our operations. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The Safe Drinking Water Act (“SDWA”) regulates the underground injection of substances through the Underground Injection Control (“UIC”) program. While hydraulic fracturing generally is exempt from regulation under the UIC program, Congress has in recent legislative sessions considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process. In addition, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program as “Class II” UIC wells. Also, in June 2016, EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities)

accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.
In August 2012, the EPA published final regulations under the Clean Air Act (“CAA”) that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA promulgated New Source Performance Standards establishing emission limits for sulfur dioxide (SO2) and volatile organic compounds (“VOCs”). The final rules require a 95% reduction in VOCs emitted by mandating the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. Until this date, emissions from fractured and refractured gas wells were to be reduced through reduced emission completions or combustion devices. The rules also establish new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. In response to numerous requests for reconsideration and litigation challenging these rules from both industry and the environmental community, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, in May 2016, the EPA amended its regulations to impose new standards for methane and VOC emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, the President directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. In June 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements. Also, in October 2018, the EPA published a proposed rule to significantly reduce regulatory burdens imposed by the 2016 regulations, including, for example, reducing the monitoring frequency for fugitive emissions and revising the requirements for pneumatic pumps at well sites. The above standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.
In March 2015, the BLM published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. On March 28, 2017, the President signed an executive order directing the BLM to review the rule and, if appropriate, to initiate a rulemaking to rescind or revise it. In December 2017, the BLM published a final rule to rescind the 2015 hydraulic fracturing rule; however, a coalition of environmentalists, tribal advocates and the state of California filed lawsuits challenging the rule rescission. At this time, it is uncertain when, or if, the rules will be implemented, and what impact they would have on our operations.

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
Our existing debt agreements contain, and the debt agreements that we expect to be in effect upon emergence from the Chapter 11 cases will contain, and any other existing or future indebtedness of ours would likely contain, a number of covenants that impose operating and financial restrictions on us, including restrictions on our and our subsidiaries ability to, among other things:

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
In addition, the availability of borrowings under the DIP Facility and Exit Facility is subject to various financial and non-financial covenants and restrictions.
As a result of these covenants, we may be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.
A failure to comply with the covenants under these facilities or any of our other indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any such default, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	could require us to apply all of our available cash to repay these borrowings.
Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders or holders under these facilities and our other secured indebtedness could proceed against the collateral granted to them to secure that indebtedness and we could be forced into bankruptcy or liquidation. We pledge a substantial portion of our assets as collateral under our credit facilities, our senior secured term loans and our secured notes.
Our business could be negatively impacted by security threats, including cyber-security threats and other disruptions of electronic and information technology systems.
As an oil and natural gas exploration and production company, we use computers and information technology systems to conduct our exploration, development and production activities, and they have become an integral part of our business. We use these systems to analyze and store financial and operating data and to communicate within our company and with outside business partners. We are subject to various security attacks and threats, including attempts to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the safety of our employees, threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist acts. Cyber-security attacks on businesses have escalated in recent years and are becoming more sophisticated. These attacks may be perpetrated by third parties or insiders. A cyber-security attack, or failure of any of our computer or electronic programs or systems resulting in erroneous information in our hardware or software network infrastructure, could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and/or corruption of data, loss of communication links, inability to find, produce, process and sell oil, natural gas and NGLs, and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. For example, unauthorized access to seismic data, reserves information, strategic information, or other sensitive or proprietary information could lead to data corruption, communication interruption, or other disruption to our operations and could have a negative impact on our ability to compete for oil and natural gas resources. Although we utilize various procedures and controls to monitor and protect against these threats, as well as to mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient to prevent cyber-security breaches, and we cannot eliminate the risk of human error or employee or vendor malfeasance. Certain cyber-security incidents, such as surveillance, may remain undetected for an extended period. A cyber-security breach or failure could have a material adverse effect on our business, reputation, financial position, results of operations or cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
A description of our properties is included in Item 1. “Business”.
ITEM 3.    LEGAL PROCEEDINGS
A description of our material legal proceedings is included in Part II, Item 8. “Financial Statements and Supplementary Data”, Note 8, and is incorporated herein by reference.
For information on the Company’s Chapter 11 Cases, see Item 1. “Business - Reorganization and Chapter 11 Cases” contained herein, which information is incorporated herein by reference.

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
Our Business
Overview.  We are an independent exploration and production company engaged in the acquisition and development of unconventional onshore oil and natural gas properties in the United States. We operate through a diverse base of producing assets through the development of our drilling inventory located in three areas: the Eagle Ford Shale in South Texas, Northeastern Utah (NEU) in the Uinta basin, and the Permian basin in West Texas. Below are summary descriptions of each of our programs:

•	Eagle Ford Shale. The Eagle Ford Shale continues to provide the highest economic returns in our oil portfolio. We are currently not running any rigs in this program.

•
Northeastern Utah.  In NEU, we are gaining operational efficiencies as we develop this oil field. Our acreage in this area is largely held-by-production. We are currently running two rig in this program.

•	Permian. In our Permian basin, we are focused on optimizing our drilling, completion and artificial lift systems. We are currently not running any rigs in this program.
Chapter 11 Cases. On October 3, 2019, we and certain of our direct and indirect subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas seeking relief under chapter 11 of title 11 of the United States Code as further described in Part I, Item 1. “Business” and Liquidity and Capital Resources.

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

The following table and discussion reflects the contracted volumes and the prices we will receive under derivative contracts we held as of December 31, 2019.

	2020		2021
	Volumes(1)	Average Price(1)	Volumes(1)	Average Price(1)
Oil
Fixed Price Swaps
WTI	1,849	$55.80	90	$55.52
Three Way Collars
Ceiling - WTI	11,712	$65.11	—	$—
Floors - WTI	11,712	$55.90	—	$—
Sub-Floor - WTI	11,712	$45.00	—	$—
Basis Swaps
Midland vs. Cushing(2)	1,464	$0.46	—	$—

(1)	Volumes presented are MBbls for oil and prices presented are per Bbl of oil.

(2)	EP Energy receives Cushing plus the basis spread listed and pays Midland.

For our three-way collar contracts in the tables above, the sub-floor prices represent the price below which we receive WTI plus a weighted average spread of $10.90 in 2020 on the indicated volumes. If WTI is above our sub-floor prices, we receive the noted floor price until WTI exceeds that floor price. Above the floor price, we receive WTI until prices exceed the noted ceiling price in our three-way collars, at which time we receive the fixed ceiling price. As of December 31, 2019, the average forward price of oil was $58.46 per barrel of oil for 2020 and $54.04 per barrel of oil for 2021.
During 2019, we (i) settled commodity index hedges on approximately 97% of our oil production, 73% of our total liquids production and 61% of our natural gas production at average floor prices of $55.93 per barrel of oil and $2.86 per MMBtu of natural gas, respectively. As of December 31, 2019, approximately 86% of our 2020 future crude oil contracts allow for upside participation (with a weighted average price of approximately $65.11 per barrel for 2020) while containing sub-floor prices (weighted average prices of $45.00 per barrel) that limit the amount of our derivative settlements under these three-way contracts should prices drop below the sub-floor prices. To the extent our oil, natural gas and NGLs production is unhedged, either from a commodity index or locational price perspective, our operating revenues will be impacted from period to period.
For the period from January 1, 2020 through March 20, 2020, we unwound 4,026 MBbls of 2020 WTI oil three-way collars with a ceiling price of $64.97, a floor price of $55.00 and a sub-floor price of $45.00 per barrel of oil and replaced it with 4,148 MBbls of 2020 WTI oil fixed price swaps with an average price of $59.98 per barrel of oil. In addition, we entered into derivative contracts on 90 MBbls of 2021 WTI oil fixed price swaps with an average price of $55.05 per barrel of oil and 900 MBbls of 2021 WTI oil three-way collars with a ceiling price of $60.51, a floor price of $55.00 and a sub-floor price of $45.00 per barrel of oil.
Liquidity and Capital Resources
Overview. As of December 31, 2019, our primary sources of liquidity are cash generated by our operations and borrowings under our debtor-in-possession facility (“DIP Facility”). Our primary uses of cash are capital expenditures, debt service, including interest, and working capital requirements. The following table provides a summary of our total available liquidity as of December 31, 2019:

Year Ended December 31, 2019
(in millions)
Cash and cash equivalents	$32
Availability under DIP Facility	150
Total available liquidity	$182

Chapter 11 Cases. In the second quarter 2019, our Board of Directors appointed a Special Committee which engaged financial and legal advisors to consider a number of potential actions and evaluate certain strategic alternatives to address our liquidity and balance sheet issues. On August 15, 2019, we did not make the approximately $40 million cash interest payment due and payable with respect to the 8.000% Senior Secured Notes due 2025. On September 3, 2019, we did not make the approximately $7 million cash interest payment due and payable with respect to the 7.750% Senior Notes due 2022.

On October 3, 2019, we and certain of our direct and indirect subsidiaries (collectively with the Company, the “Debtors”) filed the Chapter 11 Cases in the United States Bankruptcy Court for the Southern District of Texas seeking relief under chapter 11 of title 11 of the United States Code. To ensure ordinary course operations, the Debtors obtained approval from the Bankruptcy Court for a variety of “first day” motions, including motions to obtain customary relief intended to assure our ability to continue our ordinary course operations after the filing date. In addition, the Debtors received authority to use cash collateral of the lenders under the Reserve-Based Facility (“RBL Facility”).

The commencement of the Chapter 11 Cases constituted an immediate event of default, and caused the automatic and immediate acceleration of all debt outstanding under or in respect of a number of our instruments and agreements relating to our direct financial obligations, including our RBL Facility and indentures governing the 8.000% Senior Secured Notes due 2025, 7.750% Senior Secured Notes due 2026, 8.000% Senior Secured Notes due 2024, 9.375% Senior Secured Notes due 2024, 9.375% Senior Notes due 2020, 7.750% Senior Notes due 2022 and 6.375% Senior Notes due 2023 (collectively, the “Senior Notes”). Any efforts to enforce such payment obligations were automatically stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the Senior Notes and the RBL Facility are subject to the applicable provisions of the Bankruptcy Code.

On October 18, 2019, the Debtors entered into the PSA with the Supporting Noteholders to support a restructuring on the terms of a chapter 11 plan described therein (the “Plan”). On October 18, 2019, the Debtors also entered into the BCA with the Supporting Noteholders, pursuant to which the Supporting Noteholders agreed to backstop $463 million (to consist of $325 million in cash and $138 million in exchanged reinstated 1.25L Notes) of the Rights Offering. On March 6, 2020, after a hearing to confirm the Plan, the Bankruptcy Court stated that it would confirm the Plan. On March 12, 2020, pursuant to its ruling on March 6, 2020, the Bankruptcy Court entered an order confirming the Plan (ECF No. 1049).

    On March 18, 2020, the Debtors and the Supporting Noteholders under the PSA and in their capacities as the Commitment Parties under the BCA, mutually agreed to amend and terminate the PSA and the BCA pursuant the terms of a Stipulation of Settlement Regarding Backstop Agreement and Plan Support Agreement (the “Stipulation”). On March 23, 2020, the Bankruptcy Court approved the Stipulation. The Debtors are working with their constituents to explore various alternatives.

Debtor-in-Possession Agreement. On November 25, 2019, EPE Acquisition, LLC and EP Energy LLC entered into a Senior Secured Superpriority Debtor-In-Possession Credit Agreement (as amended or modified from time to time, the “DIP Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank and the RBL Lenders which are party thereto as lenders (in such capacity, the “DIP Lenders”). Under the DIP Credit Agreement and the DIP Order, a portion of the RBL Facility was converted into revolving commitments under the DIP Credit Agreement which provides for an approximately $315 million debtor-in-possession senior secured superpriority revolving credit facility (the “DIP Facility”, and the loans thereunder, the “DIP Loans”), and which includes a letter of credit sublimit of $50 million. As of December 31, 2019, we had $150 million capacity remaining with approximately $17 million of letters of credit issued and $148 million outstanding under the DIP Facility. For a further discussion of the additional terms of the DIP Facility, see Part II, Item 8. “Financial Statements and Supplementary Data”, Note 7.

We will use the proceeds of the DIP Facility for, among other things, (i) the acquisition, development and exploration of oil and gas properties, for working capital and general corporate purposes, (ii) the payment of professional fees as provided for in the DIP Order, (iii) the payment of expenses incurred in the administration of the Chapter 11 Cases or as permitted by the certain orders and (iv) payments due thereunder or under the DIP Order. The maturity date of the DIP Facility is the earlier of (a) November 25, 2020, (b) the effective date of an “Acceptable Plan of Reorganization” (as defined in the DIP Credit Agreement), (c) the closing of a sale of substantially all of the equity or assets of EP Energy LLC (unless consummated pursuant to an Acceptable Plan of Reorganization), or (d) the termination of the DIP Facility during the continuation of an event of default thereunder.

On March 12, 2020, EP Energy LLC, EPE Acquisition, LLC, the agent and certain of the lenders under the RBL Facility, the DIP Agent and certain of the DIP Lenders entered into that certain Waiver of Credit Agreements which waived the occurrence of any event of default triggered under the RBL Credit Agreement and the DIP Credit Agreement as a result of a going concern or like qualification or exception to the audited financials for the year ending December 31, 2019.

Exit Facility. The Debtors have received an underwritten commitment from the DIP Lenders to convert their DIP Loans and their remaining claims under the RBL Facility into an approximately $629 million exit senior secured reserve-based revolving credit facility (the “Exit Facility”) subject to certain conditions set forth therein, which will be evidenced by a senior secured revolving credit agreement, by and among EP Energy LLC, as borrower, EPE Acquisition, LLC, as holdings, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank.

Ability to Continue as a Going Concern. The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 Cases described above raise substantial doubt about the Company’s ability to continue as a going concern. Our operations and our ability to develop and execute our business plan are subject to a high degree of risks and uncertainty associated with the Chapter 11 Cases which are dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. Any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements.

For a further discussion of all Chapter 11 related matters, see Part II, Item 8. “Financial Statements and Supplementary Data”, Notes 1A, 7 and 8.

Overview of Cash Flow Activities. Our cash flows are summarized as follows:

	Year ended December 31,
	2019	2018
	(in millions)
Cash Inflows
Operating activities
Net loss	$(943)	$(1,003)
Impairment charges	458	1,103
Gain on sale of assets	—	(3)
Gain on extinguishment/modification of debt	(10)	(73)
Write-off of debt discount and deferred issue costs	90	—
Reorganization items, net	24	—
Other income adjustments	441	537
Change in assets and liabilities	167	(150)
Total cash flow from operations	$227	$411

Investing activities
Proceeds from the sale of assets	$—	$192
Cash inflows from investing activities	$—	$192

Financing activities
Proceeds from issuance of long-term debt	$923	$2,090
Proceeds from borrowing under DIP Facility	298	—
Contributions from parent	—	9
Cash inflows from financing activities	$1,221	$2,099

Total cash inflows	$1,448	$2,702

Cash Outflows
Investing activities
Cash paid for capital expenditures	$497	$690
Cash paid for acquisitions	21	292
Cash outflows from investing activities	$518	$982

Financing activities
Repayments and repurchases of long-term debt	$765	$1,654
Repayment of borrowings from DIP Facility	150	—
DIP Facility costs	6	—
Fees/costs on debt exchange	—	62
Other debt issue costs	2	22
Other	1	—
Cash outflows from financing activities	$924	$1,738

Total cash outflows	$1,442	$2,720

Net change in cash, cash equivalents and restricted cash	$6	$(18)

Production Volumes and Drilling Summary
Production Volumes.  Below is a summary of our production volumes for the years ended December 31:

	2019	2018
Equivalent Volumes (MBoe/d)
Eagle Ford Shale	33.7	37.1
Northeastern Utah	15.7	17.1
Permian	21.5	26.5
Total	70.9	80.7

Oil (MBbls/d)
Eagle Ford Shale	22.2	25.0
Northeastern Utah	10.2	11.7
Permian	6.2	9.1
Total	38.6	45.8

Natural Gas (MMcf/d)
Eagle Ford Shale(1)	34	36
Northeastern Utah	33	32
Permian	48	55
Total	115	123

NGLs (MBbls/d)
Eagle Ford Shale	5.8	6.1
Northeastern Utah	—	—
Permian	7.3	8.2
Total	13.1	14.3

(1)	Production volume excludes 8 MMcf/d of reinjected gas volumes used in operations during the year ended December 31, 2019.

Production Summary. For the year ended December 31, 2019 compared to the same period in 2018, (i) Eagle Ford equivalent volumes decreased 3.4 MBoe/d or (approximately 9%) due to fewer wells placed on production in the second half of 2018 through 2019, (ii) NEU equivalent volumes decreased 1.4 MBoe/d or (approximately 8%) due to reduced drilling activity in 2019, and (iii) Permian equivalent volumes decreased 5.0 MBoe/d or (approximately 19%) reflecting the slower pace of development due to a significant reduction in capital allocated to the Permian. In Eagle Ford and Permian, our 2019 production volumes were also negatively impacted by downstream third-party operational issues and constraints and more reinjected gas as compared to the same period in 2018.

Drilling Summary. During 2019, we (i) frac’d (wells fracture stimulated) 54 gross wells in Eagle Ford, all of which came online for a total of 847 net operated wells, and (ii) frac’d 14 gross wells in NEU, 13 of which came online for a total of 345 net operated wells. We did not frac any wells in the Permian during the year ended December 31, 2019, and currently operate 353 net wells in the area. As of December 31, 2019, we also had a total of 41 gross wells in progress, all of which were drilled, but not completed across our programs.

Capital Expenditures. Our capital expenditures and average drilling rigs for the twelve months ended December 31, 2019 were:

	Capital Expenditures(1) (in millions)	Average Drilling Rigs
Eagle Ford Shale	$368	1.8
Northeastern Utah	144	1.7
Permian	5	—
Total	$517	3.5
Acquisition capital	$19
Total capital expenditures	$536

(1)	Represents accrual-based capital expenditures.

Results of Operations
The information below reflects financial results for EP Energy LLC for the years ended December 31, 2019 and 2018.

	Year ended December 31,
	2019	2018
	(in millions)
Operating revenues:
Oil	$790	$1,045
Natural gas	49	75
NGLs	62	120
Total physical sales	901	1,240
Financial derivatives	(81)	84
Total operating revenues	820	1,324
Operating expenses:
Oil and natural gas purchases	—	3
Transportation costs	93	100
Lease operating expense	138	158
General and administrative	123	89
Depreciation, depletion and amortization	418	507
Gain on sale of assets	—	(3)
Impairment charges	458	1,103
Exploration and other expense	7	5
Taxes, other than income taxes	56	77
Total operating expenses	1,293	2,039
Operating loss	(473)	(715)
Other income	4	4
Gain on extinguishment/modification of debt	10	73
Interest expense	(419)	(365)
Reorganization items, net	(65)	—
Loss before income taxes	(943)	(1,003)
Income tax expense	—	—
Net loss	$(943)	$(1,003)

Operating Revenues
The table below provides our operating revenues, volumes and prices per unit for the years ended December 31, 2019 and 2018. We present (i) average realized prices based on physical sales of oil, natural gas and NGLs as well as (ii) average realized prices inclusive of the impacts of financial derivative settlements and premiums which reflect cash received or paid during the respective period.

	Year ended December 31,
	2019	2018
	(in millions)
Operating revenues:
Oil	$790	$1,045
Natural gas	49	75
NGLs	62	120
Total physical sales	901	1,240
Financial derivatives	(81)	84
Total operating revenues	$820	$1,324
Volumes:
Oil (MBbls)	14,083	16,726
Natural gas (MMcf)	42,059	44,913
NGLs (MBbls)	4,785	5,227
Equivalent volumes (MBoe)	25,878	29,439
Total MBoe/d	70.9	80.7

Prices per unit(1):
Oil
Average realized price on physical sales ($/Bbl)(2)	$56.08	$62.34
Average realized price, including financial derivatives ($/Bbl)(2)(3)	$56.67	$60.37
Natural gas
Average realized price on physical sales ($/Mcf)(2)	$1.16	$1.66
Average realized price, including financial derivatives ($/Mcf)(2)(3)	$1.56	$1.96
NGLs
Average realized price on physical sales ($/Bbl)	$13.02	$22.88
Average realized price, including financial derivatives ($/Bbl)(3)	$13.02	$21.79

(1)
For the year ended December 31, 2019, there were no oil purchases associated with managing our physical oil sales. Oil prices for the year ended December 31, 2018 reflect operating revenues for oil reduced by $3 million for oil purchases associated with managing our physical sales. Natural gas prices for both the years ended December 31, 2019 and 2018 reflect operating revenues for natural gas reduced by less than $1 million for natural gas purchases associated with managing our physical sales.

(2)
Changes in realized oil and natural gas prices reflect the effects of unhedged locational or basis differentials, unhedged volumes and contractual deductions between the commodity price index and the actual price at which we sold our oil and natural gas.

(3)
The years ended December 31, 2019 and 2018 include approximately $8 million of cash received and $33 million of cash paid, respectively, for the settlement of crude oil derivative contracts. The years ended December 31, 2019 and 2018 include approximately $17 million and $14 million, respectively, of cash received for the settlement of natural gas financial derivatives. The year ended December 31, 2018 includes approximately $6 million of cash paid for the settlement of NGLs derivative contracts. No cash premiums were received or paid for the years ended December 31, 2019 and 2018.

Physical sales.  Physical sales represent accrual-based commodity sales transactions with customers. The table below displays the price and volume variances on our physical sales when comparing the years ended December 31, 2019 and 2018.

	Oil	Natural gas	NGLs	Total
	(in millions)
December 31, 2018 sales	$1,045	$75	$120	$1,240
Change due to prices	(90)	(21)	(48)	(159)
Change due to volumes	(165)	(5)	(10)	(180)
December 31, 2019 sales	$790	$49	$62	$901
Oil sales for the year ended December 31, 2019, compared to the year ended December 31, 2018, decreased by $255 million (24%), due primarily to lower oil prices and lower production in all areas reflecting lower capital spending in 2019. In 2019, Eagle Ford, NEU and Permian oil production volumes decreased by 11% (2.8 MBbls/d), 13% (1.5 MBbls/d) and 32% (2.9 MBbls/d), respectively, compared with the year ended December 31, 2018.
Natural gas sales decreased by $26 million (35%) for the year ended December 31, 2019 compared to the year ended December 31, 2018, due primarily to lower natural gas prices and lower production in the Eagle Ford and Permian.
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

	Year ended December 31,
	2019		2018
	Oil (Bbl)	Natural gas (MMBtu)	Oil (Bbl)	Natural gas (MMBtu)
Differentials and deducts	$(0.97)	$(1.41)	$(1.81)	$(1.32)
NYMEX	$57.03	$2.63	$64.77	$3.09
Net back realization %	98.3%	46.4%	97.2%	57.3%
The oil realization percentage in the year ended December 31, 2019 was higher as compared to 2018 primarily as a result of the improvement of Magellan East Houston and Midland basis pricing and physical sales contracts relative to lower NYMEX WTI pricing. The lower natural gas realization percentage in the year ended December 31, 2019 was primarily a result of weaker Permian basin natural gas pricing.
NGLs sales decreased by $58 million (48%) for the year ended December 31, 2019 compared with 2018 as a result of lower average realized prices due to lower pricing on all liquid components.
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
Gains or losses on financial derivatives.  We record gains or losses due to changes in the fair value of our derivative contracts based on forward commodity prices relative to the prices in the underlying contracts. We realize such gains or losses when we settle the derivative position.  During the years ended December 31, 2019 and 2018, we recorded a derivative loss of $81 million and a derivative gain of $84 million, respectively.

Operating Expenses
The tables below provide our operating expenses, volumes and operating expenses per unit for each of the periods presented:

	Year ended December 31,
	2019		2018
	Total	Per Unit(1)	Total	Per Unit(1)
	(in millions, except per unit costs)
Operating expenses
Oil and natural gas purchases	$—	$—	$3	$0.10
Transportation costs	93	3.59	100	3.41
Lease operating expense(2)	138	5.34	158	5.35
General and administrative(3)	123	4.73	89	3.03
Depreciation, depletion and amortization	418	16.15	507	17.23
Gain on sale of assets	—	—	(3)	(0.13)
Impairment charges	458	17.72	1,103	37.47
Exploration and other expense	7	0.27	5	0.18
Taxes, other than income taxes	56	2.17	77	2.61
Total operating expenses	$1,293	$49.97	$2,039	$69.25

Total equivalent volumes (MBoe)	25,878		29,439

(1)	Per unit costs are based on actual amounts rather than the rounded totals presented.

(2)	Includes approximately $2 million for the year ended December 31, 2018 or $0.07 per Boe of adjustments under a joint venture agreement.

(3)
For the year ended December 31, 2019, amount includes approximately $20 million or $0.76 per Boe of transition, severance and other costs, $18 million or $0.70 per Boe of incentive compensation expense, $1 million or $0.01 per Boe of fees paid to Sponsors and $24 million or $0.93 per Boe of legacy litigation accruals or settlements. For the year ended December 31, 2018, amount includes approximately $9 million or $0.32 per Boe of transition and severance costs related to workforce reductions, $13 million or $0.47 per Boe of incentive compensation expense.

Transportation costs.  Transportation costs for the year ended December 31, 2019 decreased by $7 million as compared to 2018 primarily as a result of (i) lower fees associated with revised transportation agreements in the Permian in 2019, (ii) an increase in wells drilled with our drilling joint venture partner in the Eagle Ford in 2019 (see Part II, Item 8. “Financial Statements and Supplementary Data”, Note 10), and (iii) lower transportation cost associated with the rejection of certain transportation contracts during the fourth quarter of 2019 in conjunction with our Chapter 11 Cases.
Lease operating expense.  Lease operating expense for the year ended December 31, 2019 decreased by $20 million compared to 2018. The decrease in 2019 compared to 2018 is due primarily to lower disposal costs in all areas and lower chemical costs in the Permian and NEU. Lease operating expense for the year ended December 31, 2018 includes approximately $2 million in adjustments under a joint venture agreement.
General and administrative expenses.  General and administrative expenses for the year ended December 31, 2019 increased by $34 million compared to 2018. Higher costs during the year ended December 31, 2019 compared to 2018 were primarily due to higher professional and legal fees of $19 million related to legal and financial advisory fees associated with bankruptcy related matters incurred prior to our Chapter 11 filing. Legal and financial advisory fees incurred after our Chapter 11 filing are recorded as reorganization costs as further noted below. Also impacting the year ended December 31, 2019 was an accrual of $21 million related to legacy legal matters (see Part II, Item 8. “Financial Statements and Supplementary Data”, Note 8) offset by $6 million in lower severance costs.
Depreciation, depletion and amortization expense.  Depreciation, depletion and amortization expense for the year ended December 31, 2019 decreased by $89 million compared to 2018 primarily due to non-cash impairment charges recorded in the fourth quarter of 2018 and third quarter of 2019 on our proved properties in the Permian and NEU, respectively, decreased capital spending and lower production volumes. Our depreciation, depletion and amortization rate in the future will be impacted by the level, the location, and timing of capital spending, the overall cost of capital and the level and type of reserves recorded on completed projects. Our average depreciation, depletion and amortization costs per unit for the year-to-date periods were:

	Year ended December 31,
	2019	2018
Depreciation, depletion and amortization ($/Boe)	$16.15	$17.23

Impairment charges. For the year ended December 31, 2019, we recorded a non-cash impairment charge of approximately $458 million on our NEU proved properties as a result of the filing of our Chapter 11 Cases (see Part II, Item 8. “Financial Statements and Supplementary Data”, Note 1A) and the uncertainties surrounding the availability of financing needed to develop our proved undeveloped reserves.

For the year ended December 31, 2018, we recorded non-cash impairment charges of approximately $1,044 million and $59 million on our proved and unproved properties, respectively, in the Permian basin as a result of the decline in commodity prices and the significant reduction in future development capital allocated to the Permian during 2018. See Part II, Item 8. “Financial Statements and Supplementary Data”, Note 3 for more information on impairment.

Taxes, other than income taxes.  Taxes, other than income taxes for the year ended December 31, 2019 decreased by $21 million from 2018. The decrease in 2019 compared to 2018 is primarily due to a decrease in severance taxes as a result of lower commodity prices and the realization of severance tax credits.

Other Income Statement Items.
Gain (loss) on extinguishment/modification of debt.  During the year ended December 31, 2019, we recorded a total gain on extinguishment of debt of $10 million as a result of our repurchase of approximately $50 million in aggregate principal amount of our senior unsecured notes due 2020.
For the year ended December 31, 2018, we recorded a total gain on extinguishment of debt of $73 million as a result of (i) exchanging certain senior unsecured notes for $1,092 million in new senior secured notes and (ii) repurchasing a portion of our senior unsecured notes due 2020, 2022 and 2023.
Interest expense. Interest expense for the year ended December 31, 2019 increased by $54 million compared to the same period in 2018 due to reclassifying our debt as current and writing off approximately $90 million in unamortized debt discount and debt issue costs in the third quarter 2019 as a result of uncertainties regarding default, event of default and cross-default provisions under our indentures and RBL Facility as of September 30, 2019 (including those discussed in Part I1, Item 8. “Financial Statements and Supplementary Data”, Note 1A). This was partially offset by discontinuing the accrual of interest during substantially all of the fourth quarter of 2019 associated with the 1.5 lien notes and senior unsecured notes classified as liabilities subject to compromise as a result of filing the Chapter 11 Cases on October 3, 2019. Also impacting interest expense for the year ended December 31, 2019 was the issuance of our senior secured notes due 2026 in May 2018.
Reorganization items, net. Reorganization items, net were $65 million for the year ended December 31, 2019. The reorganization items primarily consisted of expenses and gains/(losses) realized or incurred subsequent to our bankruptcy filing petition date and that are a direct result of the Chapter 11 Cases. These costs include professional fees incurred subsequent to the filing of the date of the Chapter 11 Cases, amounts recorded associated with the rejection of executory contracts approved by the Bankruptcy Court and DIP Facility costs.
Income taxes. Our effective tax rate for both the years ended December 31, 2019 and 2018 was 0%, which differed from the statutory rate of 21% primarily due to recording a full valuation allowance on our net deferred tax assets and non-deductible compensation expenses. Changes in our deferred taxes from year to year are offset by changes to our related valuation allowance and thus have the effect of eliminating the impact of federal taxes on our income. For additional details on our income taxes, see Part II, Item 8. “Financial Statements and Supplementary Data”, Note 4.

Supplemental Non-GAAP Measures
We use the non-GAAP measures “EBITDAX” and “Adjusted EBITDAX” as supplemental measures. We believe these supplemental measures provide meaningful information to our investors. We define EBITDAX as net income (loss) plus interest and debt expense, income taxes, depreciation, depletion and amortization and exploration expense. Adjusted EBITDAX is defined as EBITDAX, adjusted as applicable in the relevant period for the net change in the fair value of derivatives (mark-to-market effects of financial derivatives, net of cash settlements and cash premiums related to these derivatives), incentive compensation expense (which represents non-cash compensation expense under long-term incentive programs), transition, severance and other costs that affect comparability, reorganization items, fees paid to the Sponsors, legacy litigation settlements, gains and losses on sale of assets, gains and losses on extinguishment/modification of debt and impairment charges.
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
Below is a reconciliation of our consolidated net income (loss) to EBITDAX and Adjusted EBITDAX:

	Year ended December 31,
	2019	2018
	(in millions)
Net loss	$(943)	$(1,003)
Income tax expense	—	—
Interest expense, net of capitalized interest(1)	419	365
Depreciation, depletion and amortization	418	507
Exploration expense	4	4
EBITDAX	(102)	(127)
Mark-to-market on financial derivatives(2)	81	(84)
Cash settlements and cash premiums on financial derivatives(3)	25	(25)
Incentive compensation expense(4)	18	13
Transition, severance and other costs	20	9
Reorganization items, net(5)	65	—
Fees paid to Sponsors	1	—
Legacy litigation settlements(6)	24	—
Gain on sale of assets	—	(3)
Gain on extinguishment/modification of debt	(10)	(73)
Impairment charges	458	1,103
Adjusted EBITDAX	$580	$813

(1)
Includes approximately $90 million at December 31, 2019 related to the write-off of unamortized debt discount and debt issue costs during the third quarter 2019 due to reclassifying our debt as current as a result of uncertainties regarding default, event of default and cross-default provisions under our indentures and RBL Facility as of September 30, 2019. Amounts written off are included in interest expense in the consolidated statement of operations.

(2)	Represents the income statement impact of financial derivatives.

(3)	Represents actual cash settlements related to financial derivatives. No cash premiums were received or paid for the years ended December 31, 2019 and 2018.

(4)
For the year ended December 31, 2019, incentive compensation expense includes $10 million in amounts under the Key Employee Retention Program, “KERP”, in lieu of long-term incentive compensation. For additional details on the KERP, see Part II, Item 8. “Financial Statements and Supplementary Data”, Note 9.

(5)
Includes expenses and gains/(losses) realized or incurred subsequent to our bankruptcy filing petition date and that are a direct result of the Chapter 11 Cases. These costs include professional fees incurred subsequent to the filing date of the Chapter 11 Cases, amounts recorded associated with the rejection of executory contracts approved by the Bankruptcy Court and DIP Facility costs. For additional details on reorganization items, see Part II, Item 8. “Financial Statements and Supplementary Data”, Note 1A.

(6)	Reflects amounts accrued primarily related to our Fairfield legal case. For additional details on our legacy legal matters, see Part II, Item 8. “Financial Statements and Supplementary Data”, Note 8.

Commitments and Contingencies
For a further discussion of our commitments and contingencies, see Part II, Item 8. “Financial Statements and Supplementary Data”, Note 8.
Off-Balance Sheet Arrangements
We have no investments in unconsolidated entities or persons that could materially affect our liquidity or the availability of capital resources.  We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition or results of operations.
Critical Accounting Estimates
Our significant accounting policies are described in Part II, Item 8. “Financial Statements and Supplementary Data”, Note 1 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expense and the disclosures of contingent assets and liabilities. We consider our critical accounting estimates to be those estimates that require complex or subjective judgment in the application of the accounting policy and that could significantly impact our financial results based on changes in those judgments. Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates. Our management has identified the following critical accounting estimates:
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
During the year ended December 31, 2019, we recorded a non-cash impairment charge of approximately $458 million on our NEU proved properties as a result of the filing of our Chapter 11 Cases (see Part II, Item 8. “Financial Statements and Supplementary Data”, Note 1A) and the uncertainties surrounding the availability of financing needed to develop our proved undeveloped reserves. During the year ended December 31, 2018, we recorded non-cash impairment charges of approximately

$1,044 million and $59 million on our proved and unproved properties, respectively, in the Permian basin due to the decline in commodity prices during the year as well as the significant reduction in future development capital allocated to the Permian during 2018. As of December 31, 2019, our remaining net capitalized costs related to proved properties were approximately $1,961 million in Eagle Ford, $721 million in NEU, and $716 million in the Permian basin.
The proved oil and gas reserve estimates as of December 31, 2019 have been prepared by Ryder Scott Company, L.P. (“Ryder Scott”), our independent third party reserve engineers. Estimates of proved reserves reflect quantities of oil, natural gas and NGLs, which geological and engineering data demonstrate, with reasonable certainty, will be recoverable in future years from known reservoirs under existing economic conditions. These estimates of proved oil and natural gas reserves primarily impact our property, plant and equipment amounts on our balance sheets and the depreciation, depletion and amortization amounts, including any impairment charges, on our consolidated income statements, among other items. The process of estimating oil and natural gas reserves is complex and requires significant judgment to evaluate all available geological, geophysical engineering and economic data. Significant assumptions used in the proved oil and gas reserve estimates are assessed by both Ryder Scott and our internal reserve team. All reserve reports prepared by Ryder Scott were reviewed by our internal reserve and management teams. Because these estimates depend on many assumptions, any or all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered.
As of December 31, 2019, 100% of our total proved reserves were proved developed reserves. The data for a given field may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. In addition, the subjective decisions and variances in available data for various fields increase the likelihood of significant changes in these estimates. As a result, material revisions to existing reserve estimates occur from time to time. For example, in 2018 we adjusted our PUD booking methodology from a five-year to a three-year timeframe and in 2019, we recorded no PUD reserves due to uncertainty regarding the Company's availability of capital prior to emerging from bankruptcy that would be required to develop the PUD reserves (see Part II, Item 8. “Financial Statements and Supplementary Data”, Note 1A). See Part I, Item 1. “Business” under the heading Oil and Natural Gas Properties for further discussion on our proved reserves.
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
We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. When it is more likely than not that we will not be able to realize all or a portion of such asset, we record a valuation allowance. Based upon the evaluation of the available evidence, we maintained a valuation allowance against our net deferred tax assets of $743 million as of December 31, 2019. We evaluate our valuation allowances each reporting period and the level of such allowance will change as our deferred tax balances change. Key estimates and assumptions include expectations of future taxable income and the ability and our intent to undertake transactions that will allow us to realize the asset, all of which involve judgment. Changes in these estimates or assumptions can have a significant effect on our operating results.
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
Many of the contracts we use in our risk management activities qualify as derivative financial instruments. A discussion of our accounting policies for derivative instruments is included in Part II, Item 8. “Financial Statements and Supplementary Data”, Notes 1 and 5.
For information regarding changes in commodity prices during 2019, please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
Sensitivity Analysis. The table below presents the change in fair value of our commodity-based derivatives due to hypothetical changes in oil and natural gas prices, discount rates and credit rates at December 31, 2019:

		Oil and Natural Gas Derivatives
		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
	(in millions)
Price impact(1)	$9	$(42)	$(51)	$52	$43

		Oil and Natural Gas Derivatives
		1 Percent Increase		1 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
	(in millions)
Discount Rate(2)	$9	$8	$(1)	$9	$—
Credit rate(3)	$9	$8	$(1)	$9	$—

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

	December 31, 2019								December 31, 2018
	Expected Fiscal Year of Maturity of Carrying Amounts							Fair Value	Carrying Amounts	Fair Value
	2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Fixed rate debt	$182	$—	$182	$324	$1,592	$2,000	$4,280	$1,023	$4,330	$2,468
Average interest rate	8.2%	8.2%	8.2%	8.3%	8.1%	7.8%
Variable rate debt	$148	$315	—	—	—	—	$463	$463	$108	$108
Average interest rate	5.3%	5.3%	—%	—%	—%	—%

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
EP Energy Corporation (Debtor in Possession)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EP Energy LLC (Debtor in Possession) (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, cash flows and changes in equity for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1A to the consolidated financial statements, the Company filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code on October 3, 2019 and has stated the significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas
March 25, 2020

EP ENERGY LLC (DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,
	2019	2018
Operating revenues
Oil	$790	$1,045
Natural gas	49	75
NGLs	62	120
Financial derivatives	(81)	84
Total operating revenues	820	1,324

Operating expenses
Oil and natural gas purchases	—	3
Transportation costs	93	100
Lease operating expense	138	158
General and administrative	123	89
Depreciation, depletion and amortization	418	507
Gain on sale of assets	—	(3)
Impairment charges	458	1,103
Exploration and other expense	7	5
Taxes, other than income taxes	56	77
Total operating expenses	1,293	2,039

Operating loss	(473)	(715)
Other income	4	4
Gain on extinguishment/modification of debt	10	73
Interest expense	(419)	(365)
Reorganization items, net	(65)	—
Loss before income taxes	(943)	(1,003)
Income tax expense	—	—
Net loss	$(943)	$(1,003)
See accompanying notes.

EP ENERGY LLC (DEBTOR IN POSSESSION)
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$32	$27
Restricted cash	1	—
Accounts receivable
Customer, net of allowance of less than $1 in 2019 and 2018	127	164
Other, net of allowance of $1 in 2019 and 2018	16	66
Materials and supplies	42	22
Derivative instruments	9	101
Other	27	5
Total current assets	254	385
Property, plant and equipment, at cost
Oil and natural gas properties	7,388	7,344
Other property, plant and equipment	73	81
	7,461	7,425
Less accumulated depreciation, depletion and amortization	4,026	3,651
Total property, plant and equipment, net	3,435	3,774
Other assets
Derivative instruments	—	13
Unamortized debt issue costs	2	8
Operating lease assets and other	19	1
	21	22
Total assets	$3,710	$4,181
See accompanying notes.

EP ENERGY LLC (DEBTOR IN POSSESSION)
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$1,815	$58
Debtor in possession financing	148	—
Owner and royalties payable	72	144
Accounts payable and accrued expenses	139	105
Accrued interest	40	70
Accrued legal and other reserves	12	47
Other current liabilities	22	16
Total current liabilities	2,248	440

Long-term debt, net of debt issue costs	—	4,285
Other long-term liabilities
Asset retirement obligations	43	39
Lease obligations and other	20	16
Total non-current liabilities	63	4,340

Liabilities subject to compromise	2,932	—
Commitments and contingencies (Note 8)
Member’s equity	(1,533)	(599)
Total liabilities and equity	$3,710	$4,181
See accompanying notes.

EP ENERGY LLC (DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(943)	$(1,003)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	418	507
Gain on sale of assets	—	(3)
Impairment charges	458	1,103
Gain on extinguishment/modification of debt	(10)	(73)
Write-off of debt discount and deferred issue costs	90	—
Reorganization items, net	24	—
Other non-cash income items	23	30
Asset and liability changes
Accounts receivable	85	(58)
Owner and royalties payable	(72)	32
Accounts payable and accrued expenses	21	(24)
Derivative instruments	105	(109)
Accrued interest	86	8
Other asset changes	(37)	(1)
Other liability changes	(21)	2
Net cash provided by operating activities	227	411

Cash flows from investing activities
Cash paid for capital expenditures	(497)	(690)
Proceeds from the sale of assets	—	192
Cash paid for acquisitions	(21)	(292)
Net cash used in investing activities	(518)	(790)

Cash flows from financing activities
Proceeds from issuance of long-term debt	923	2,090
Repayments and repurchases of long-term debt	(765)	(1,654)
Proceeds from borrowing under DIP Facility	298	—
Repayment of borrowings from DIP Facility	(150)	—
DIP Facility costs	(6)	—
Fees/costs on debt exchange	—	(62)
Contributions from parent	—	9
Other debt issue costs	(2)	(22)
Other	(1)	—
Net cash provided by financing activities	297	361

Change in cash, cash equivalents and restricted cash	6	(18)

Cash, cash equivalents and restricted cash - beginning of period	27	45
Cash, cash equivalents and restricted cash - end of period	$33	$27

Supplemental cash flow information
Interest paid, net of amounts capitalized	$226	$337
Income tax payments (refunds)	—	—

See accompanying notes.

EP ENERGY LLC (DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

Total Member’s Equity
Balance at December 31, 2017	$383
Share-based compensation	12
Cash contributions from parent	9
Net loss	(1,003)
Balance at December 31, 2018	$(599)
Share-based compensation	9
Net loss	(943)
Balance at December 31, 2019	$(1,533)

See accompanying notes.

EP ENERGY LLC (DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Consolidation
Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions. On October 3, 2019, we and certain of our direct and indirect subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas seeking relief under chapter 11 of title 11 of the United States Code. The consolidated financial statements included herein have been prepared as if we were a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852, Reorganizations. For a further discussion of our Chapter 11 filing, see Note 1A.
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
New Accounting Pronouncements Issued But Not Yet Adopted
Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes by eliminating certain exceptions within ASC 740, Income Taxes, and clarifying certain aspects of the current guidance. This standard is effective beginning for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is in the process of assessing the impact the adoption of this guidance may have on our consolidated financial statements.
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
For the years ended December 31, 2019 and 2018, we had two and three customers, respectively, that individually accounted for 10 percent or more of our total revenues. The loss of any one customer would not have an adverse effect on our ability to sell our oil, natural gas and NGLs production.
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

Cash and Cash Equivalents and Restricted Cash
We consider short-term investments with an original maturity of less than three months to be cash equivalents.  As of December 31, 2019, we had $1 million in restricted cash. As of December 31, 2018, we had no restricted cash.
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
Property, Plant and Equipment (Other than Oil and Natural Gas Properties)
Our property, plant and equipment, other than our assets accounted for under the successful efforts method, are recorded at their original cost of construction or, upon acquisition, at the fair value of the assets acquired. We capitalize the major units of property replacements or improvements and expense minor items. We depreciate our non-oil and natural gas property, plant and equipment using the straight-line method over the useful lives of the assets which range from four to seven years.
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

1A.	Voluntary Reorganization under Chapter 11 Cases

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

Covenant Violations, Forbearance, and Chapter 11 Cases. On August 15, 2019, we did not make the approximately $40 million cash interest payment due and payable with respect to the 8.000% Senior Secured Notes due 2025 (the “2025 1.5 Lien Notes”). On September 3, 2019, we did not make the approximately $7 million cash interest payment due and payable with respect to the 7.750% Senior Notes due 2022 (the “2022 Unsecured Notes”). Our failure to make these interest payments within thirty days after they were due and payable resulted in an event of default under the respective indentures governing the 2025 1.5 Lien Notes and 2022 Unsecured Notes. Each event of default under the indentures noted above also resulted in a cross-default under the Reserve-Based Facility (“RBL Facility”).

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

On October 3, 2019, we and certain of our direct and indirect subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). To ensure ordinary course operations, the Debtors obtained approval from the Bankruptcy Court for a variety of “first day” motions, including motions to obtain customary relief intended to assure our ability to continue our ordinary course operations after the filing date. In addition, the Debtors received authority to use cash collateral of the lenders under the RBL Facility.

The commencement of the Chapter 11 Cases constituted an immediate event of default, and caused the automatic and immediate acceleration of all debt outstanding under or in respect of a number of our instruments and agreements relating to our direct financial obligations, including our RBL Facility and indentures governing the 2025 1.5 Lien Notes, 7.750% Senior Secured Notes due 2026, 8.000% Senior Secured Notes due 2024 (the “2024 1.25 Lien Notes”), 9.375% Senior Secured Notes due 2024 (the “2024 1.5 Lien Notes”), 9.375% Senior Notes due 2020, 2022 Unsecured Notes and 6.375% Senior Notes due 2023 (collectively, the “Senior Notes”). Any efforts to enforce such payment obligations were automatically stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the Senior Notes and the RBL Facility are subject to the applicable provisions of the Bankruptcy Code.

Plan Support Agreement and Backstop Commitment Agreement. On October 18, 2019, the Debtors entered into a plan support agreement (the “PSA”) to support a restructuring on the terms of a chapter 11 plan of reorganization (as defined below, the “Plan”) with holders of approximately 52.0% of the 2024 1.25 Lien Notes and approximately 79.3% of the 2024 1.5 Lien Notes and the 2025 1.5 Lien Notes issued, in each case, by EP Energy LLC and Everest Acquisition Finance Inc. The holders of these notes include affiliates of, or funds managed by, Elliott Management Corporation (“Elliott”), Apollo (together with

Elliott, the “Initial Supporting Noteholders”), Access, and Avenue Capital Group (collectively, with the Initial Supporting Noteholders and Access, the “Supporting Noteholders”), to support a restructuring on the terms of a chapter 11 plan described therein. On October 18, 2019, the Debtors also entered into a backstop commitment agreement (the “BCA”) with the Supporting Noteholders, pursuant to which the Supporting Noteholders agreed to backstop $463 million (to consist of $325 million in cash and $138 million in exchanged reinstated 1.25L Notes) of the Rights Offering. For additional information, see Termination of Plan Support Agreement and Backstop Commitment Agreement below.

Plan of Reorganization. On November 18, 2019, the Debtors filed a proposed Joint Chapter 11 Plan and a proposed Disclosure Statement for Joint Chapter 11 Plan of Reorganization describing the Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases. The Debtors subsequently filed various amendments to the Plan and Disclosure Statement and on January 13, 2020, filed an updated Fourth Amended Joint Chapter 11 Plan of EP Energy Corporation and its Affiliated Debtors (as further amended from time to time, the “Plan”) and an updated Disclosure Statement for Fourth Amended Joint Chapter 11 Plan of Reorganization of EP Energy Corporation and its Affiliated Debtors (as further amended from time to time, the “Disclosure Statement”). On March 6, 2020, after a hearing to confirm the Plan, the Bankruptcy Court stated that it would confirm the Plan. On March 12, 2020, pursuant to its ruling on March 6, 2020, the Bankruptcy Court entered an order confirming the Plan (ECF No. 1049).

Termination of Plan Support Agreement and Backstop Commitment Agreement. Commodity prices for oil, natural gas and NGLs historically have been volatile and may continue to be volatile in the future, especially given current global geopolitical and economic conditions. As a result of a decrease in global demand for oil and natural gas due to the recent coronavirus outbreaks, in March 2020, members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia considered extending their agreed oil production cuts and making additional oil production cuts. However, negotiations to date have been unsuccessful. Saudi Arabia announced a significant increase in its maximum crude oil production capacity, targeting to supply 12.3 million barrels per day, an increase of 2.5 million barrels per day, effective immediately, and Russia announced that all agreed oil production cuts between members of OPEC and Russia will expire on April 1, 2020. Following these announcements, within one day, global oil prices declined to their lowest levels since 2016 and partially recovered, but may continue to decline. In addition, coronavirus outbreaks have resulted in delays, supply chain disruptions and travel restrictions that have impacted the oil and gas industry.

Subsequent to these events, on March 18, 2020, the Debtors and the Supporting Noteholders under the PSA and in their capacities as the Commitment Parties under the BCA, mutually agreed to amend and terminate the PSA and the BCA pursuant to the terms of a Stipulation of Settlement Regarding Backstop Agreement and Plan Support Agreement (as may be amended or modified from time to time, the “Stipulation”). Among other things, the Stipulation provides that (i) the PSA and BCA are terminated consensually by the parties pursuant to Section 9.1 of the BCA and Section 7(f) of the PSA, (ii) the Termination Fee (as defined in the BCA) shall not be payable to the Commitment Parties, (iii) the Debtors will reimburse all fees, costs and expenses of the Supporting Noteholders, and the Commitment Parties through the date on which the Bankruptcy Court approves the Stipulation, and (iv) through November 25, 2020 the Supporting Noteholders and Commitment Parties will not interfere, directly or indirectly, with any further restructuring of the Debtors, that treats their applicable claims no less favorably than other similarly situated claims. The Debtors and the Supporting Noteholders and Commitment Parties also agreed to mutual waivers and releases of certain claims relating to, or arising from, the Chapter 11 Cases, the BCA, the PSA, and the termination of the BCA and the PSA, against the other as described in the Stipulation.

On March 23, 2020, the Bankruptcy Court approved the Stipulation. The Debtors are working with their constituents to explore various alternatives.

Debtor-in-Possession Agreement. On November 25, 2019, EPE Acquisition, LLC and EP Energy LLC entered into a Senior Secured Superpriority Debtor-In-Possession Credit Agreement (as amended or modified from time to time, the “DIP Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank and the RBL Lenders which are party thereto as lenders (in such capacity, the “DIP Lenders”). Under the DIP Credit Agreement and the order of the Bankruptcy Court entered on November 25, 2019 (the “DIP Order”), a portion of the RBL Facility was converted into revolving commitments under the DIP Credit Agreement which provides for an approximately $315 million debtor-in-possession senior secured superpriority revolving credit facility (the “DIP Facility”, and the loans thereunder, the “DIP Loans”), and which includes a letter of credit sublimit of $50 million. As of December 31, 2019, we had $150 million capacity remaining with approximately $17 million of letters of credit (“LCs”) issued and $148 million outstanding under the DIP Facility. For a further discussion of the additional terms of the DIP Facility, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources” and Part II, Item 8. “Financial Statements and Supplementary Data”, Note 8.

EP Energy LLC will use the proceeds of the DIP Facility for, among other things, (i) the acquisition, development and exploration of oil and gas properties, for working capital and general corporate purposes, (ii) the payment of professional fees as provided for in the DIP Order, (iii) the payment of expenses incurred in the administration of the Chapter 11 Cases or as permitted by the certain orders and (iv) payments due thereunder or under the DIP Order. The maturity date of the DIP Facility is the earlier of (a) November 25, 2020, (b) the effective date of an “Acceptable Plan of Reorganization” (as defined in the DIP Credit Agreement), (c) the closing of a sale of substantially all of the equity or assets of EP Energy LLC (unless consummated pursuant to an Acceptable Plan of Reorganization), or (d) the termination of the DIP Facility during the continuation of an event of default.

On March 12, 2020, EP Energy LLC, EPE Acquisition, LLC, the agent and certain of the lenders under the RBL Facility, the DIP Agent and certain of the DIP Lenders entered into that certain Waiver of Credit Agreements which waived the occurrence of any event of default triggered under the RBL Credit Agreement and the DIP Credit Agreement as a result of a going concern or like qualification or exception to the audited financials for the year ending December 31, 2019.

Exit Facility. The Debtors have received an underwritten commitment from the DIP Lenders to convert their DIP Loans and their remaining claims under the RBL Facility into an approximately $629 million exit senior secured reserve-based revolving credit facility (the “Exit Facility”) subject to certain conditions set forth therein, which will be evidenced by a senior secured revolving credit agreement, by and among EP Energy LLC, as borrower, EPE Acquisition, LLC, as holdings, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank (the “Exit Credit Agreement”).

Ability to Continue as a Going Concern. The significant risks and uncertainties related to the Company’s liquidity and the Chapter 11 Cases described above raise substantial doubt about the Company’s ability to continue as a going concern. Our operations and our ability to develop and execute our business plan are subject to a high degree of risks and uncertainty associated with the Chapter 11 Cases which are dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. Further, completion of a plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements have (i) been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business and (ii) do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classifications of liabilities.

Reorganization Items, Net. Expenses and gains/(losses) realized or incurred subsequent to our bankruptcy filing petition date and that are a direct result of the Chapter 11 Cases have been expensed as incurred as reorganization items in our consolidated statements of income. For the year ended December 31, 2019, reorganization items, net were $65 million and consisted of:

Year ended December 31, 2019
(in millions)
Professional fees	$44
Rejection of executory contracts approved by Bankruptcy Court	16
DIP Facility costs	5
Total reorganization items, net	$65

Liabilities subject to compromise. Prepetition unsecured and under-secured obligations that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise on our consolidated balance sheet. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less or adjusted depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims or other events. Differences between estimated liabilities recorded and claims filed, or to be filed, will be evaluated and resolved in connection with the claims resolution process and adjusted as necessary, and such adjustments may be material.

Liabilities subject to compromise includes allowed claims, prepetition accounts payable and other amounts related to the rejection of executory contracts approved by the Bankruptcy Court. Additional amounts may be included in liabilities subject to compromise in future periods if additional executory contracts and certain unexpired leases are rejected prior to emerging from bankruptcy. Based on the nature of potential allowed claims, future adjustments to amounts recorded as liabilities subject to compromise may be material.

As of December 31, 2019, liabilities subject to compromise were $2,932 million and consisted of:

Year ended December 31, 2019
(in millions)
Senior secured 1.5 lien notes	$2,092
Senior unsecured notes	688
Prepetition accrued interest on senior secured 1.5 lien and unsecured notes	117
Allowed claims, prepetition accounts payable and other	35
Total liabilities subject to compromise	$2,932

As a result of the commencement of the Chapter 11 cases, the principal balance on the 1.5 lien notes and senior unsecured notes of $2,092 million and $688 million, respectively, as of December 31, 2019 has been reclassified as liabilities subject to compromise. Additionally, any prepetition accrued interest on the senior secured 1.5 lien notes and senior unsecured notes was also reclassified from accrued liabilities to liabilities subject to compromise as of December 31, 2019 as no interest payments have been made since the commencement of the Chapter 11 Cases or will be made in the future on these notes. Contractual interest expense amounts were $235 million for the year ended December 31, 2019, which is in excess of $211 million included in interest expense on the consolidated statements of income as a result of discontinuing the accrual of interest subsequent to the Petition Date on the senior secured 1.5 lien notes and senior unsecured notes.
2.    Acquisitions and Divestitures
Acquisitions. In 2018, we completed acquisitions of (i) producing properties and proved undeveloped acreage in Eagle Ford for approximately $246 million and (ii) additional working interests in certain producing properties in Eagle Ford for approximately $31 million. Our consolidated balance sheet reflects the cost of each of these assets acquired during the year as proved properties.

Divestitures. During 2018, we also completed the sale of certain assets in Northeastern Utah (“NEU”) for approximately $177 million. We treated this sale as a normal retirement reflecting the difference between net cash proceeds and the underlying net book value of the assets sold in accumulated depreciation rather than recording a gain on sale of assets.
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

For the year ended December 31, 2019, as a result of the filing of our Chapter 11 Cases (see Note 1A) and the uncertainties surrounding the availability of financing that would be available to develop our proved undeveloped reserves, we performed an impairment assessment of our asset groups under ASC 360. As a result, the undiscounted future cash flows related to our NEU proved properties were not in excess of the related carrying value of the asset. Accordingly, we have recorded a non-cash impairment charge of approximately $458 million related to this asset group, reflecting a reduction in the net book value of the proved property in this area to its estimated fair value.

During the fourth quarter of 2018, due to the significant reduction to future development capital in the Permian basin in light of the depressed oil price environment, we recorded non-cash impairment charges of approximately (i) $1,044 million on our proved properties, reflecting a reduction in the net book value of the proved property in this area to its estimated fair value and (ii) $59 million on our unproved properties.

Subsequent to December 31, 2019, the COVID-19 outbreak has had a material impact on the demand for oil and the price of oil has significantly decreased as a result of the decrease in demand and the failure of OPEC and Russia to reach an agreement with respect to production cuts. These recent events will continue to have an impact on oil price volatility, the scale and duration of which remain uncertain. If oil prices remain at or below current levels for an extended period of time, this may result in further impairments of the carrying value of our proved properties in the future.

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
Pretax Income (Loss) and Income Tax (Expense) Benefit. The tables below show the pretax loss and the components of income tax expense for the following periods:

Year Ended December 31,
	2019	2018
(in millions)
Pretax Loss	$(943)	$(1,003)

Components of Income Tax Expense
Current
Federal	$—	$—
State	—	—
	$—	$—

Deferred
Federal	$—	$—
State	—	—
	—	—
Total income tax expense	$—	$—
Effective Tax Rate Reconciliation. Our income taxes included in net income differ from the amount computed by applying the statutory federal income tax rate of 21% for the following reasons:

	Year Ended December 31,
	2019	2018
	(in millions)
Income taxes at the statutory federal rate	$198	$211
Increase (decrease)
State income taxes, net of federal income tax effect	11	8
Change in valuation allowance	(207)	(218)
Other	(2)	(1)
Income tax expense	$—	$—

The effective tax rate for both the years ended December 31, 2019 and 2018 was 0%. Our effective tax rate differed from the statutory rate of 21% primarily due to the change in our valuation allowance on our net deferred tax assets and non-deductible compensation expenses. Changes in our deferred taxes from year to year are offset by changes to our related valuation allowance and thus have the effect of eliminating the impact of federal taxes on our income.

Deferred Tax Assets and Liabilities. The following are the components of net deferred tax assets and liabilities:

	December 31, 2019	December 31, 2018
	(in millions)
Deferred tax assets
Property, plant and equipment	$238	$157
Net operating loss carryovers	321	290
Employee benefits	1	2
Lease obligations	4	—
Legal and other reserves	17	9
Asset retirement obligations	10	9
Interest deduction limitation	125	76
Transaction costs	33	14
Total deferred tax assets	749	557
Valuation allowance	(743)	(536)
Net deferred tax assets	6	21

Deferred tax liabilities
Operating lease assets	4	—
Financial derivatives	2	21
Total deferred tax liabilities	6	21
Net deferred tax liabilities	$—	$—
Unrecognized Tax Benefits.  At December 31, 2019 and 2018, the total amount of unrecognized tax benefits was $46 million and $0, respectively. The $46 million recorded in 2019 related to tax positions taken in the current year and reflects the potential impact on the classification of certain tax attributes recorded within the components of net deferred assets and liabilities.  We do not expect the settlement of the unrecognized tax benefit to have an impact on the Company's earnings or liquidity.

We did not recognize any interest and penalties related to unrecognized tax benefits (classified as income taxes in our consolidated income statement) in 2019 or 2018, nor do we have any accrued interest and penalties associated with income taxes in our consolidated balance sheets as of December 31, 2019 and 2018. The Company's and certain subsidiaries' income tax years after 2015 remain open and subject to examination by both federal and state tax authorities.

Net Operating Loss and Tax Credit Carryovers. The table below presents the details of our federal and state net operating loss carryover periods as of December 31, 2019 (in millions):

	Expiration Period
	2035 - 2037	No expiration(1)	Total
U.S. federal net operating loss carryover	$1,056	$428	$1,484

2029 - 2038
State net operating loss carryover	$227

(1)	U.S. federal net operating loss carryovers generated since 2018 do not expire but are limited to 80% of taxable income per year.

Valuation Allowances.  As of December 31, 2019 and 2018, we have a valuation allowance on our deferred tax assets of $743 million and $536 million, respectively. These amounts are recorded based on our evaluation of whether it was more likely than not that our deferred tax assets would be realized. Our evaluations considered cumulative book losses, the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of our taxable jurisdictions.

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

The following table presents the carrying amounts and estimated fair values of our financial instruments:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Debt obligations:
Debtor-in-possession credit facility(1)	$148	$148	$—	$—
Liabilities subject to compromise(2)	$2,780	$53	$—	$—
Current portion of long-term debt(1)	$1,815	$1,285	$58	$44
Long-term debt(1)	$—	$—	$4,380	$2,532

Derivative instruments	$9	$9	$114	$114

(1)
Current portion of long-term debt includes $315 million of the RBL Facility and the principal balance of the 2024 1.25 Lien Notes and 7.750% Senior Secured Notes due 2026 reflected in current portion of long-term debt on our balance sheet as of December 31, 2019. For a further discussion on our Chapter 11 Cases, reclassification of debt and DIP Facility, see Notes 1A and 8.

(2)	Amount includes the principal balance on the 1.5 lien notes and senior unsecured notes totaling approximately $2,780 million reclassified as liabilities subject to compromise as of December 31, 2019.

For the years ended December 31, 2019 and 2018, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable represent fair value because of the short-term nature of these instruments.  Our debt obligations (see Note 7) have various terms, and we estimated the fair value of debt (representing a Level 2 fair value measurement) primarily based on quoted market prices for the same or similar issuances, considering our credit risk.
Oil, Natural Gas and NGLs Derivative Instruments.  We attempt to mitigate a portion of our commodity price risk and stabilize cash flows associated with forecasted sales of oil, natural gas and NGLs through the use of financial derivatives. As of December 31, 2019, we had derivatives contracts in the form of fixed price swaps and three-way collars on 14 MMBbls of oil. As of December 31, 2018, we had derivative contracts for 16 MMBbls of oil and 26 TBtu of natural gas. In addition to the contracts above, we have derivative contracts related to locational basis differences on our oil production. None of our derivative contracts are designated as accounting hedges.
As of December 31, 2019 and 2018, all derivative financial instruments were classified as Level 2. Our assessment of the level of an instrument can change over time based on the maturity or liquidity of the instrument, which can result in a change in the classification level of the financial instrument.
The following table presents the fair value associated with our derivative financial instruments as of December 31, 2019 and 2018. All of our derivative instruments are subject to master netting arrangements which provide for the unconditional right of offset for all derivative assets and liabilities with a given counterparty in the event of default. We present assets and liabilities related to these instruments in our consolidated balance sheets as either current or non-current assets or liabilities based on their anticipated settlement date, net of the impact of master netting agreements. On derivative contracts recorded as assets in the table below, we are exposed to the risk that our counterparties may not perform.

Level 2
	Derivative Assets				Derivative Liabilities
	Gross Fair Value				Gross Fair Value
		Impact of Netting	Balance Sheet Location			Impact of Netting	Balance Sheet Location
			Current	Non-current			Current	Non-current
	(in millions)				(in millions)
December 31, 2019
Derivative instruments	$14	$(5)	$9	$—	$(5)	$5	$—	$—

December 31, 2018
Derivative instruments	$116	$(2)	$101	$13	$(2)	$2	$—	$—

For the years ended December 31, 2019 and 2018, we recorded a derivative loss of $81 million and a derivative gain of $84 million, respectively. Derivative gains and losses on our oil, natural gas and NGLs financial derivative instruments are recorded in operating revenues in our consolidated income statements.
Credit Risk. We are subject to a risk of loss on our derivative instruments that could occur if our counterparties do not perform pursuant to the terms of their contractual obligations. We maintain credit policies with regard to our counterparties to minimize our overall credit risk. These policies require that we (i) evaluate potential counterparties’ financial condition to determine their credit worthiness; (ii) monitor our oil, natural gas and NGLs counterparties’ credit exposures; (iii) review significant counterparties' credit from physical and financial transactions on an ongoing basis; (iv) use contractual language that affords us netting or set-off opportunities to mitigate risk; and (v) when appropriate, require counterparties to post cash collateral, parent guarantees or letters of credit to minimize credit risk.  Our assets related to derivatives as of December 31, 2019 represent financial instruments from two counterparties, all of which are lenders associated with our RBL Facility with an “investment grade” (minimum Standard & Poor’s rating of BBB+ or better) credit rating. Subject to the terms of our RBL Facility, collateral or other securities are not exchanged in relation to derivatives activities with the parties in the RBL Facility.
Other Fair Value Considerations. During the years ended December 31, 2019 and 2018, we recorded non-cash impairment charges on our proved properties in NEU and on our proved and unproved properties in the Permian basin. The estimate of fair value of our proved oil and natural gas properties used to determine the impairment was estimated using a discounted cash flow model and other relevant financial and transactional market participant data. These estimates represented a Level 3 fair value measurement. Significant Level 3 inputs associated with the calculation of discounted cash flows used in the impairment analysis include management’s estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. See Notes 1 and 3 for a further discussion of our impairment charges.

6.    Property, Plant and Equipment
Oil and Natural Gas Properties.  As of December 31, 2019 and 2018, we had approximately $3.4 billion and $3.8 billion, respectively, of total property, plant, and equipment, net of accumulated depreciation, depletion, and amortization on our balance sheet, substantially all of which relates to proved oil and natural gas properties.
Our capitalized costs related to proved oil and natural gas properties by area for the periods ended December 31 were as follows:

	2019	2018
	(in millions)
Proved
Eagle Ford	$4,266	$3,898
Northeastern Utah	1,331	1,659
Permian	1,791	1,787
Total Proved	7,388	7,344
Less accumulated depletion	(3,990)	(3,607)
Net capitalized costs for oil and natural gas properties	$3,398	$3,737
As of December 31, 2019, we did not have any suspended wells and as of December 31, 2018, suspended well costs were not material.
Asset Retirement Obligations.  We have legal asset retirement obligations associated with the retirement of our oil and natural gas wells and related infrastructure. We settle these obligations when production on those wells is exhausted, when we no longer plan to use them or when we abandon them. We accrue these obligations when we can estimate the timing and amount of their settlement.
In estimating the liability associated with our asset retirement obligations, we utilize several assumptions, including a credit-adjusted risk-free rate between 7 percent and 9 percent on a majority of our obligations and a projected inflation rate of 2.5 percent. Changes in estimates in the table below represent changes to the expected amount and timing of payments to settle our asset retirement obligations. Typically, these changes primarily result from obtaining new information about the timing of our obligations to plug and abandon oil and natural gas wells and the costs to do so, or reassessing our assumptions in light of changing market conditions. The net asset retirement liability as of December 31 on our consolidated balance sheet in other current and non-current liabilities and the changes in the net liability for the periods ended December 31 were as follows:

	2019	2018
	(in millions)
Net asset retirement liability at January 1	$42	$35
Liabilities incurred	1	1
Liabilities settled	(1)	—
Accretion expense	3	3
Changes in estimate	—	3
Net asset retirement liability at December 31	$45	$42
Capitalized Interest.  Interest expense is reflected in our financial statements net of capitalized interest. We capitalize interest primarily on the costs associated with drilling and completing wells until production begins using a weighted average interest rate on our outstanding borrowings. Capitalized interest for both the years ended December 31, 2019 and 2018, was approximately $5 million.  Subsequent to filing for Chapter 11 relief as further described in Note 1A, we only capitalize interest on those debt obligations for which interest will continue to be paid and which are not classified as liabilities subject to compromise.

7.    Debt
Listed below are our debt obligations as of the periods presented:

	Interest Rate	December 31, 2019	December 31, 2018
		(in millions)
Prepetition RBL credit facility - due November 23, 2021(1)	Variable	$315	$100
Senior secured term loans:
2.0 Lien due April 30, 2019(2)	Variable	—	8
Senior secured notes:
1.5 Lien due May 1, 2024	9.375%	1,092	1,092
1.25 Lien due November 29, 2024	8.00%	500	500
1.5 Lien due February 15, 2025	8.00%	1,000	1,000
1.125 Lien due May 15, 2026	7.75%	1,000	1,000
Senior unsecured notes:
Due May 1, 2020	9.375%	182	232
Due September 1, 2022	7.75%	182	182
Due June 15, 2023	6.375%	324	324
Unamortized discount and debt issue costs(3)		—	(95)
Total debt		4,595	4,343
Current portion of long-term debt(3)		(1,815)	(58)
Amounts reclassified as liabilities subject to compromise(4)		(2,780)	—
Total long-term debt		$—	$4,285

Debtor-in-possession facility	Variable	$148	$—

(1)
Carries interest at a specified margin over LIBOR of 2.50% to 3.50%, based on borrowing utilization and 0.375% commitment fee on unused capacity. Such margins will fluctuate based on the utilization of the facility.

(2)
Carries interest at a specified margin over the LIBOR of 3.50%, with a minimum LIBOR floor of 1.00%.  As of December 31, 2018, the effective interest rate for the term loan was 6.21%. In April 2019, we retired the note in full.

(3)
Due to uncertainties at September 30, 2019 regarding default, event of default and cross-default provisions under our indentures and RBL Facility, we reclassified our debt as current and wrote off approximately $90 million in unamortized debt discount and debt issue costs in the third quarter 2019. Amounts written-off are included in interest expense in the consolidated statement of operations.

(4)
As a result of the Chapter 11 Cases, the principal balance on the 1.5 lien notes and senior unsecured notes of approximately $2,092 million and $688 million, respectively, has been reclassified as liabilities subject to compromise as of December 31, 2019. In addition, accrued and unpaid interest of approximately $117 million related to the 1.5 lien notes and senior unsecured notes has been reclassified from accrued liabilities to liabilities subject to compromise as of December 31, 2019. For a further discussion of the Chapter 11 Cases, see Note 1A.

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
Additionally, during the year ended December 31, 2019 and 2018, we recorded a net gain on extinguishment/ modification of debt of $10 million and $32 million, respectively, primarily related to repurchased debt. In the first quarter of 2019, we paid approximately $40 million in cash to repurchase a total of $50 million in aggregate principal amount of our senior unsecured notes due 2020. In 2018, we paid approximately $49 million in cash to repurchase a total of approximately $84 million in aggregate principal amount of our senior unsecured notes due 2022 and 2023.

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

Covenant Violations and Chapter 11 Cases. On August 15, 2019, we did not make the approximately $40 million cash interest payment due with respect to the 2025 1.5 Lien Notes. On September 3, 2019, we did not make the approximately $7 million cash interest payment due with respect to the 2022 Unsecured Notes. Our failure to make these interest payments within thirty days after they were due and payable resulted in an event of default under the respective indentures governing the 2025 1.5 Lien Notes and 2022 Unsecured Notes. Each event of default under the indentures noted above also resulted in a cross-default under the RBL Facility.

On September 14, 2019, we entered into forbearance agreements, extending through October 3, 2019, with the Noteholders and the RBL Forbearing Parties, pursuant to which each Noteholder and RBL Forbearing Party temporarily agreed, subject to certain terms and conditions, to forbear from exercising any rights or remedies they may have in respect of the failure to make the approximately$40 million cash interest payment.

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

Debtor-in-possession financing. As noted in Note 1A, on November 25, 2019, EPE Acquisition, LLC and EP Energy LLC entered into a Senior Secured Superpriority Debtor-In-Possession Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank and the RBL Lenders which are party thereto as lenders (as amended or modified from time to time, the “DIP Credit Agreement”). Under the DIP Credit Agreement and the order of the Bankruptcy Court entered on November 25, 2019 (the “DIP Order”), a portion of the RBL Facility was converted into commitments under the DIP Credit Agreement which provides for an approximately $315 million debtor-in-possession senior secured superpriority revolving credit facility, and which includes a letter of credit sublimit of $50 million. As of December 31, 2019, we had $150 million capacity remaining with approximately $17 million of letters of credit issued and $148 million outstanding under the DIP Facility.

We will use the proceeds of the DIP Facility for, among other things, (i) the acquisition, development and exploration of oil and gas properties, for working capital and general corporate purposes, (ii) the payment of professional fees as provided for in the DIP Order, (iii) the payment of expenses incurred in the administration of the Chapter 11 Cases or as permitted by the certain orders and (iv) payments due thereunder or under the DIP Order. The maturity date of the DIP Facility is the earlier of (a) November 25, 2020, (b) the effective date of an “Acceptable Plan of Reorganization” (as defined in the DIP Credit Agreement), (c) the closing of a sale of substantially all of the equity or assets of EP Energy LLC (unless consummated pursuant to an Acceptable Plan of Reorganization), or (d) the termination of the DIP Facility during the continuation of an event of default thereunder.

The DIP Loans bear interest at a rate per annum equal to (i) adjusted LIBOR plus an applicable margin of 3.50% or (ii) an alternative base rate plus an applicable margin of 2.50%, in each case, as selected by EP Energy LLC. Any unused revolving commitments will be subject to a commitment fee at a rate per annum equal to 0.50% on the Available Commitment (as defined in the DIP Credit Agreement) in effect on such day. The DIP Facility is secured by a senior secured superpriority perfected security interest on substantially all assets of EP Energy LLC and any subsidiary guarantors. The security interests and liens are further subject to certain carve-outs and permitted liens, as set forth in the DIP Credit Agreement and the DIP Order.

On March 12, 2020, EP Energy LLC, EPE Acquisition, LLC, the agent and certain of the lenders under the RBL Facility, the DIP Agent and certain of the DIP Lenders entered into that certain Waiver of Credit Agreements which waived the occurrence of any event of default triggered under the RBL Credit Agreement and the DIP Credit Agreement as a result of a going concern or like qualification or exception to the audited financials for the year ending December 31, 2019.

Exit Facility. The Debtors have received an underwritten commitment from the DIP Lenders to convert their DIP Loans and their remaining claims under the RBL Facility into an approximately $629 million exit senior secured reserve-based revolving credit facility (the “Exit Facility”) subject to certain conditions set forth therein, which will be evidenced by a senior secured revolving credit agreement, by and among EP Energy LLC, as borrower, EPE Acquisition, LLC, as holdings, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank.

8.    Commitments and Contingencies
Chapter 11 Cases
On October 3, 2019, the Debtors filed the Chapter 11 Cases in the Bankruptcy Code seeking relief under the Bankruptcy Code. We expect to continue operations in the normal course during the pendency of the Chapter 11 Cases. In addition, commencement of the Chapter 11 Cases automatically stayed all of the proceedings and actions against the Company, including those noted below. For a further discussion of the Chapter 11 Cases, see Note 1A. Any claims filed, or to be filed in relation to the Chapter 11 Cases, will be investigated and addressed in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary.
Legal Matters
We and our subsidiaries and affiliates are parties to various legal actions and claims that arise in the ordinary course of our business.  For each matter, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of our current matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure and adjust our accruals accordingly, and these adjustments could be material. As of December 31, 2019, we had approximately $26 million accrued for all outstanding legal matters, which also represents our best estimate of the allowed claims for these legal matters which have been reclassified as liabilities subject to compromise on our balance sheet at December 31, 2019.
FairfieldNodal v. EP Energy E&P Company, L.P. On March 3, 2014, Fairfield filed suit against one of our subsidiaries in the 157th District Court of Harris County, Texas, claiming we were contractually obligated to pay a transfer fee of approximately $21 million for seismic licensing, triggered by a change in control with the Sponsors' acquisition of our predecessor entity in 2012. Prior to the change in control, we had unilaterally terminated the seismic licensing agreements, and we returned the applicable seismic data. Fairfield also claimed EP Energy did not properly maintain the confidentiality of the seismic data and interpretations made from it. In April 2015, the district court granted summary judgment to EP Energy, and Fairfield then appealed. On July 6, 2017, an intermediate court of appeals in Texas reversed the judgment related to the transfer fee and denied rehearing on October 5, 2017. We filed a petition for review in the Texas Supreme Court, which denied review in June 2019. We filed a motion for rehearing in the Texas Supreme Court on July 31, 2019. If denied, the case will be remanded to the trial court for further proceedings. As of December 31, 2019, we had accrued approximately $21 million related to this matter.
Storey Minerals, Ltd., et al. v. EP Energy E&P Company, L.P. On May 29, 2018, Storey Minerals, Ltd., Maltsberger/ Storey Ranch, LLC, and Rene R. Barrientos, Ltd. (collectively, “MSB”) filed suit against EP Energy in the 81st Judicial District Court of La Salle County, Texas. MSB alleged that by acquiring certain oil and gas leases within the perimeter of the Storey Altito Ranch, EP Energy triggered the most favored nation clause (“MFN clause”) in the leases. After investigation, EP Energy agreed that the MFN clause had been triggered and tendered a lease amendment with a check for $4 million for increased lease bonus. EP Energy's calculation confirmed that no delay rentals were due. MSB, however, did not accept the tender and asserts that the MFN clause operates retroactively to the date of the lease and applies to all of the acreage leased at that time. EP Energy maintains that the unambiguous language in the MFN clause operates prospectively and supports its tendered amendment and calculation. The parties filed cross-motions for summary judgment. In June 2019, the court entered an order agreeing with EP Energy on delay rentals, but with MSB on lease bonus. The court entered a final judgment in July 2019 ordering EP Energy to pay MSB $43.8 million in increased lease bonus, attorney’s fees, expenses and interest to date. EP Energy filed an appeal to the Fourth Circuit Court of Appeals in San Antonio, Texas on July 17, 2019 and intends to pursue fully its appeal. As of December 31, 2019, EP Energy's accrual of approximately $4 million related to this matter reflects the amount tendered to MSB with the lease amendment noted above, which EP Energy believes is the appropriate amount of increased bonus due to MSB.
Environmental Matters
We are subject to existing federal, state and local laws and regulations governing environmental quality, pollution control and greenhouse gas emissions. Numerous governmental agencies, such as the EPA, issue regulations which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. Our management believes that we are in substantial compliance with applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements. For additional details on certain environmental matters, including matters related to climate change, air quality and other emissions, hydraulic fracturing regulations and waste handling, refer to Part I, Item 1A. "Risk Factors".
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
Other Matters

As of December 31, 2019, we had approximately $12 million accrued (in other accrued liabilities in our consolidated balance sheet) related to other contingent matters including, but not limited to, a number of examinations by taxing authorities on non-income matters and indemnifications that we periodically enter into as part of the divestiture of assets or businesses. These arrangements include, but are not limited to, indemnifications for income taxes, the resolution of existing disputes and other contingent matters. In addition, the decline in commodity prices has created an environment where there is an increased risk that owners and/or operators of assets previously purchased from us may no longer be able to satisfy plugging and abandonment obligations that attach to such assets. In that event, under various laws or regulations, we could be required to assume all, or a portion of the plugging or abandonment obligations on assets we no longer own or operate.

Lease Obligations
In the first quarter of 2019, we adopted ASU No. 2016-02, Leases on a modified retrospective basis, allowing us to account for leases entered into before adoption under prior ASC 840 guidance. The adoption did not have a material impact on our consolidated financial statements, nor did the adoption result in a cumulative-effect adjustment to retained earnings. In addition, we made certain permitted elections upon adoption, the most significant of which were (i) exempting short-term leases (i.e., leases with an initial term of less than 12 months) from balance sheet recognition, (ii) maintaining existing accounting treatment for existing or expired land easements not previously accounted for as leases under prior guidance and (iii) accounting for lease and non-lease components in a contract as a single lease component when not readily determinable.
Our noncancellable leases classified as finance leases for accounting purposes include certain compressors under long-term arrangements which were capitalized upon commencement of the lease term at the fair value of the leased asset, which was lower than the present value of the minimum lease payments. The discount rate used for our finance leases was the incremental borrowing rate adjusted so that the present value of the corresponding lease payments did not exceed the fair value of the leased asset. For the year ended December 31, 2019, interest and depreciation expense associated with our finance leases were approximately $4 million and $3 million, respectively, and related cash payments were approximately $4 million.

Our noncancellable leases classified as operating leases and capitalized upon commencement of the lease term for accounting purposes include those for office space, drilling rigs and field equipment. The discount rate used for our operating leases is either the discount rate implicit in the contract, or the applicable interest rate on a collateralized basis if not determinable. Operating lease costs for minimum lease payments are recognized as capital or expense on a straight-line basis over the lease term depending on the nature of the payment. For the year ended December 31, 2019, operating lease costs and related cash payments were approximately $11 million and $10 million, respectively. These were primarily capitalized as part of our oil and natural gas properties. Variable lease costs (amounts incurred beyond minimum lease payments such as utilities, usage, maintenance, mobilization fees, etc.) are recognized in the period incurred. For the year ended December 31, 2019, variable lease cost was approximately $3 million.

Short-term lease cost for the year ended December 31, 2019 was approximately $20 million, and was primarily capitalized as part of our oil and natural gas properties.

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
(in millions)
Operating lease assets(1)(4)	$18
Finance lease assets(2)	10
Total lease assets	$28

Operating leases(3)(4)
Current liability	$9
Noncurrent liability	9
Total operating lease liability	$18
Finance leases(3)
Current liability	$2
Noncurrent liability	9
Total finance lease liability	$11

Weighted average remaining lease term
Operating leases	3 years
Finance leases	4 years
Weighted average discount rate
Operating leases	9.06%
Finance leases	26.53%

(1)	Operating lease assets are reflected in Operating lease assets and other in our consolidated balance sheet as of December 31, 2019.

(2)	Finance lease assets are reflected in Other property, plant and equipment in our consolidated balance sheet as of December 31, 2019.

(3)
Current and noncurrent operating and finance lease liabilities are reflected in Other current liabilities and Lease obligations and other, respectively, in our consolidated balance sheet as of December 31, 2019.

(4)
Upon adoption of ASU 2016-02 effective January 1, 2019, we recognized operating leases of approximately $10 million. For the year ended December 31, 2019, we also recorded an additional $16 million of operating leases.

Future minimum annual rental commitments under non-cancelable future operating and finance lease commitments at December 31, 2019, were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
	(in millions)
2020	$10	$5
2021	3	5
2022	2	5
2023	2	2
Thereafter	4	—
Total	$21	$17
Less: imputed interest	(3)	(6)
Present value of operating and finance lease obligations	$18	$11
Rental expense for the year ended December 31, 2018 was $7 million.
Other Commercial Commitments
At December 31, 2019, we have various commercial commitments totaling $134 million primarily related to commitments and contracts associated with volume and transportation, completion activities and seismic activities. Our annual obligations under these arrangements are $44 million in 2020, $35 million in 2021, $27 million in 2022, $9 million in 2023 and $19 million thereafter.

9.    Incentive Compensation / 401(k) Retirement Plan
Overview. Under our parent’s, EP Energy Corporation’s, current stock-based compensation plans (the EP Energy Corporation 2014 Omnibus Incentive Plan and 2017 EP Energy Corporation Employment Inducement Plan), our parent may issue to our employees and non-employee directors various forms of long-term incentive (“LTI”) compensation including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares/units, incentive awards, cash awards, and other stock-based awards. They are authorized to grant awards of up to 36,832,525 shares of their common stock for awards under these plans, with 10,579,000 shares remaining available for issuance as of December 31, 2019.
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
We record stock-based compensation expense as general and administrative expense over the requisite service period. For the years ended December 31, 2019 and 2018, we recognized pre-tax compensation expense related to our LTI programs, net of the impact of forfeitures of approximately $9 million and $14 million, respectively, and recorded an associated income tax benefit of $2 million and $4 million for the years 2019 and 2018, respectively.
Restricted stock. Our parent grants shares of restricted common stock which carry voting and dividend rights and may not be sold or transferred until they are vested. The fair value of our parent’s restricted stock is determined on the date of grant and these shares generally vest in equal amounts over three years from the date of the grant. A summary of the changes in our parent’s non-vested restricted shares for the year ended December 31, 2019 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2018	7,060,334	$2.69
Granted	103,000	$0.70
Vested	(2,648,390)	$3.22
Forfeited	(1,000,409)	$2.45
Non-vested at December 31, 2019	3,514,535	$2.30
The total unrecognized compensation cost related to these arrangements at December 31, 2019 was approximately $6 million, which is expected to be recognized over a weighted average period of approximately two years.
Performance Share Units. As of December 31, 2019, we had 1,478,100 of outstanding performance share units (PSUs). The PSUs represent a contractual right to receive one share of EP Energy’s common stock if certain conditions are met, and the number of PSUs actually earned, if any, will be based upon achievement of specified stock price goals over a four-year performance period (grant date thru October 2021). For accounting purposes, the PSUs are treated as an equity award and will vest over a weighted average period of three years with expense recognized on an accelerated basis over the life of the award. Of the 1,478,100 PSU’s outstanding at December 31, 2019, 1,224,000 shares will remain subject to certain settlement and transfer restrictions from November 2021 through October 2024 unless certain conditions are satisfied.

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

Total compensation cost related to our non-vested performance share units not yet recognized at December 31, 2019 was $6 million, which is expected to be recognized over a weighted average period of two years.

Key Employee Retention Program. On May 29, 2019, the Compensation Committee of the Board of Directors of the Company approved the implementation of a Key Employee Retention Program (a “KERP”) for all employees of the Company. KERP payments totaling approximately $21 million were made in July 2019 and were comprised of approximately $10 million in lieu of target bonus amounts for 2019 performance, which were already being accrued during the year, plus an incremental amount of approximately $11 million in lieu of long-term incentive compensation for 2019. KERP payments are subject to certain termination provisions through June 30, 2020 which would result in the repayment of the award in full.

As of December 31, 2019, our consolidated balance sheet reflects a deferred charge in the amount of approximately $10 million related to the KERP. For accounting purposes, deferred expense is being amortized over the 13-month term of the KERP agreement. During the year ended December 31, 2019, we recorded $10 million in expense related to the KERP.

Other. Our parent has issued and/or granted, in prior periods, (i) Class B shares (including those issued to EPE Employee Holdings, II, LLC), which payout only occurs on the achievement of certain predetermined performance measures (e.g., certain liquidity events in which our private equity investors receive a return of at least one times their invested capital plus a stated return), (ii) stock options at a strike price of $19.82 per share and (iii) total shareholder return (TSR) based performance units treated as liability awards. Due to both reductions in force affecting the holders of these awards and/or declines in stock price performance in recent years, these awards will not materially impact the company and as of December 31, 2019, our parent had (i) unrecognized compensation expense of $1 million related to Class B shares, which will only be recognized should the liquidity events described above occur and the right to such amounts become nonforfeitable and (ii) less than $1 million in unrecognized compensation cost for non-vested performance units, which is expected to be recognized over a weighted average period of less than one year.

401(k) Retirement Plan. We sponsor a tax-qualified defined contribution retirement plan for a broad-based group of employees.  We make matching contributions (dollar for dollar up to 6% of eligible compensation) and non-elective employer contributions (5% of eligible compensation) to the plan, and individual employees are also eligible to contribute to the defined contribution plan.  During 2019 and 2018, we contributed $5 million and $6 million, respectively, of matching and non-elective employer contributions.

10.  Related Party Transactions
Chapter 11 Cases. As of December 31, 2019, affiliates of Apollo held approximately $675 million of the aggregate outstanding principal amount of approximately $2,092 million of our 2024 1.5 Lien Notes and 2025 1.5 Lien Notes, and approximately $21 million of the outstanding principal amount of $500 million of our 2024 1.25 Lien Notes. As of December 31, 2019, affiliates of Access held approximately $48 million of our 1.5 lien notes. On October 18, 2019, we entered into the (i) PSA, to support a restructuring on the terms of the Plan described therein, and (ii) BCA, pursuant to which the Commitment Parties agreed to backstop the Rights Offering, in each case, with holders of certain of our debt, including affiliates of, or funds managed by, Apollo and Access. On March 12, 2020, pursuant to its ruling on March 6, 2020, the Bankruptcy Court entered an order confirming the Plan (ECF No. 1049). On March 18, 2020, the Debtors and the Supporting Noteholders under the PSA and in their capacities as the Commitment Parties under the BCA mutually agreed to amend and terminate the PSA and the BCA pursuant the terms of the Stipulation. On March 23, 2020, the Bankruptcy Court approved the Stipulation. The Debtors are working with their constituents to explore various alternatives. For a discussion of the Chapter 11 Cases, refer to Note 1A.

Joint Venture. We are party to a drilling joint venture to fund future oil and natural gas development with Wolfcamp Drillco Operating L.P. (the Investor, which is managed and controlled by an affiliate of Apollo) and indirectly through Access (through an indirect minority ownership interest in the Investor). The Investor agreed to fund 60 percent of the estimated drilling, completion and equipping costs in the joint venture wells, divided into two approximately $225 million investment tranches, in exchange for a 50 percent working interest. We are the operator of the joint venture assets. Once the Investor achieves a 12 percent internal rate of return on its invested capital in each tranche, its working interest reverts to 15 percent.  In 2018, we completed the planned activity in the first tranche and amended the drilling joint venture to direct the second tranche investment to the Eagle Ford. As of the second quarter 2019, we had drilled and completed all wells under the amended agreement.  For the years ended December 31, 2019 and 2018, we recovered approximately $91 million and $138 million, respectively, related to capital costs of the joint venture wells from the Investor. At December 31, 2019 and 2018, we had accounts receivable of $3 million and $47 million, respectively, from our Investor and accounts payable of $7 million and $20 million, respectively, to our Investor reflected in our consolidated balance sheet.

Contribution from Parent.  For the year ended December 31, 2018, we received cash contributions from our parent of $9 million.

Taxes. We are party to a tax accrual policy with our parent whereby our parent files U.S. and certain state tax returns on our behalf. As of December 31, 2019 and 2018, we had no state income tax payable due to our parent.

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
Capitalized Costs. Capitalized costs relating to domestic oil and natural gas producing activities and related accumulated depreciation, depletion and amortization were as follows at December 31 (in millions):

	2019	2018
Oil and natural gas properties	$7,388	$7,344
Less accumulated depreciation, depletion and amortization	3,990	3,607
Net capitalized costs(1)	$3,398	$3,737

(1)
During the year ended December 31, 2019, we recorded non-cash impairment charges of approximately $458 million on our NEU proved properties. During the year ended December 31, 2018, we recorded non-cash impairment charges of approximately $1,044 million and $59 million on our proved and unproved properties, respectively, in the Permian basin.

Total Costs Incurred. Costs incurred in oil and natural gas producing activities, whether capitalized or expensed, were as follows for the years ended December 31, 2019 and 2018 (in millions):

U.S.
2019:
Property acquisition costs
Proved properties	$22
Unproved properties	—
Exploration costs (capitalized and expensed)	8
Development costs	495
Costs expended	525
Asset retirement obligation costs	1
Total costs incurred	$526

2018:
Property acquisition costs
Proved properties	$322
Unproved properties	—
Exploration costs (capitalized and expensed)	7
Development costs	649
Costs expended	978
Asset retirement obligation costs	1
Total costs incurred	$979

We capitalize salaries and benefits that we determine are directly attributable to our oil and natural gas activities. The table above includes capitalized labor costs of $10 million and $14 million for the years ended December 31, 2019 and 2018, respectively, and capitalized interest of $5 million for both periods.
Oil and Natural Gas Reserves. We employed Ryder Scott Company, L.P. (“Ryder Scott”) to evaluate and prepare the estimates of our net proved reserves as of December 31, 2019.  Ryder Scott prepared 100% (by volume) of our total net proved developed reserves on a barrel of oil equivalent basis. The overall procedures and methodologies utilized by Ryder Scott in evaluating and preparing estimates of our net proved reserves as of December 31, 2019 complied with current SEC regulations. Ryder Scott’s report is included as an exhibit to this Annual Report on Form 10-K.
Net quantities of proved developed and undeveloped reserves of natural gas, oil and NGLs and changes in these reserves at December 31, 2019 presented in the tables below are based on Ryder Scott's report. Net proved reserves exclude royalties and interests owned by others and reflect contractual arrangements and royalty obligations in effect at the time of the estimate. Our 2019 proved reserves were consistent with estimates of proved reserves filed with other federal agencies in 2019 except for differences of less than five percent resulting from actual production, acquisitions, property sales, necessary reserve revisions and additions to reflect actual experience.

As of December 31, 2019, the Company is not including PUD reserves in its total proved reserve estimates due to uncertainty regarding the Company's availability of capital prior to emerging from bankruptcy that would be required to develop the PUD reserves. Accordingly, we have not included forecasted capital spending to develop any PUD reserves.

On March 12, 2020, pursuant to its ruling on March 6, 2020, the Bankruptcy Court entered an order confirming the Plan (ECF No. 1049). On March 18, 2020, the Debtors and the Supporting Noteholders under the PSA and in their capacities as the Commitment Parties under the BCA mutually agreed to amend and terminate the PSA and the BCA pursuant the terms of the Stipulation. On March 23, 2020, the Bankruptcy Court approved the Stipulation. The Debtors are working with their constituents to explore various alternatives. We expect to report PUD reserves in the future to the extent we determine that we have the financial capability to execute a development plan to develop our PUD reserves. The actual amount and timing of our forecasted expenditures will depend on a number of factors, including actual drilling results, oilfield service costs, technology, acreage position, availability of capital and future commodity prices, which in the future could be lower than those in our projected long-range plan.

	Year Ended December 31, 2019(1)
	Natural Gas (in Bcf)	Oil (in MBbls)	NGLs (in MBbls)	Equivalent Volumes (in MMBoe)
Proved developed and undeveloped reserves
Beginning of year	574	168,657	60,054	324.5
Revisions due to prices	(48)	(6,253)	(6,165)	(20.4)
Revisions other than prices(2)	(141)	(55,728)	(9,669)	(89.0)
Purchase of reserves	1	316	100	0.5
Sales of reserves in place	—	(33)	(10)	—
Production	(42)	(14,077)	(4,782)	(25.9)
End of year	344	92,882	39,528	189.7

Proved developed reserves:
Beginning of year	434	111,201	49,942	233.6
End of year	344	92,882	39,528	189.7
Proved undeveloped reserves:
Beginning of year	140	57,455	10,111	90.9
End of year	—	—	—	—

(1)	Proved reserves were evaluated based on the average first day of the month spot price for the preceding 12-month period of $55.69 per Bbl (WTI), $2.58 per MMBtu (Henry Hub) and $13.37 per Bbl of NGLs.

(2)
The 89 MMBoe of revisions other than prices primarily includes 77 MMBoe of negative revisions due to uncertainty regarding the Company's availability of capital prior to emerging from from bankruptcy and 12 MMBoe of negative revisions. The 12 MMBoe of negative revisions includes negative revisions of 7 MMBoe in the Eagle Ford, 3 MMBoe in NEU and 2 MMBoe in Permian.

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

(1)
Proved reserves were evaluated based on the average first day of the month spot price for the preceding 12-month period of $65.56 per Bbl (WTI) and $3.10 per MMBtu (Henry Hub) and $23.60 per Bbl of NGLs.

(2)	The 67 MMBoe of revisions other than prices primarily includes negative revisions of 74 MMBoe due to a reallocation of capital from the Permian to other development areas and a positive revision of 12 MMBoe associated with increased drilling activity in the Eagle Ford and NEU.

In accordance with SEC Regulation S-X, Rule 4-10 as amended, we use the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month preceding the 12-month period prior to the end of the reporting period. The first day 12-month average price used to estimate our proved reserves at December 31, 2019 was $55.69 per barrel of oil (WTI), $2.58 per MMBtu for natural gas (Henry Hub) and $13.37 per Bbl of NGLs.
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
The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from oil and natural gas properties we own declines as reserves are depleted. Except to the extent we conduct successful exploration and development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Subsequent to December 31, 2019, there have been no major discoveries, favorable or otherwise, on our proved reserves volumes that may be considered to have caused a significant change in our estimated proved reserves at December 31, 2019. We expect to report PUD reserves in the future to the extent we determine that we have the financial capability to execute a development plan to develop our PUD reserves. For a further discussion of our PUD reserves and Chapter 11 proceedings, see above and refer to Part II, Item 8. “Financial Statements and Supplementary Data”, Note 1A.
Results of Operations. Results of operations for oil and natural gas producing activities for the years ended December 31, 2019 and 2018 (in millions):

2019:
Net Revenues(1) — Sales to external customers	$901
Costs of products and services	(97)
Production costs(2)	(191)
Impairment charges	(458)
Depreciation, depletion and amortization(3)	(407)
Exploration and other expense	(7)
(259)
Income tax benefit	54
Results of operations from producing activities	$(205)

2018:
Net Revenues(1) — Sales to external customers	$1,240
Costs of products and services	(111)
Production costs(2)	(231)
Impairment charges	(1,103)
Depreciation, depletion and amortization(3)	(496)
Exploration and other expense	(5)
(706)
Income tax benefit	148
Results of operations from producing activities	$(558)

(1)	Excludes the effects of oil and natural gas derivative contracts.

(2)	Production costs include lease operating expense and production related taxes, including ad valorem and severance taxes.

(3)	Includes accretion expense on asset retirement obligations of $3 million for both the years ended December 31, 2019 and 2018.

Standardized Measure of Discounted Future Net Cash Flows. The standardized measure of discounted future net cash flows relating to our consolidated proved oil and natural gas reserves at December 31 is as follows (in millions):

2019:
Future cash inflows(1)	$6,026
Future production costs	(2,938)
Future development costs	(231)
Future income tax expenses	(76)
Future net cash flows	2,781
10% annual discount for estimated timing of cash flows	(1,094)
Standardized measure of discounted future net cash flows	$1,687

2018:
Future cash inflows(1)	$13,278
Future production costs	(4,708)
Future development costs	(1,703)
Future income tax expenses	(456)
Future net cash flows	6,411
10% annual discount for estimated timing of cash flows	(3,061)
Standardized measure of discounted future net cash flows	$3,350

(1)
The company had no commodity-based derivative contracts designated as accounting hedges at December 31, 2019 and 2018. Amounts also exclude the impact on future net cash flows of derivatives not designated as accounting hedges.

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following are the principal sources of change in our consolidated standardized measure of discounted future net cash flows (in millions):

	Year Ended December 31,(1)
	2019	2018
Consolidated:
Sales and transfers of oil and natural gas produced net of production costs	$(710)	$(1,005)
Net changes in prices and production costs	(1,439)	1,620
Extensions, discoveries and improved recovery, less related costs	—	—
Changes in estimated future development costs	731	360
Previously estimated development costs incurred during the period	—	381
Revision of previous quantity estimates	(883)	(677)
Accretion of discount	341	228
Net change in income taxes	95	(80)
Purchase of reserves in place	8	355
Sales of reserves in place	(1)	(165)
Change in production rates, timing and other	195	300
Net change	$(1,663)	$1,317

Representative NYMEX prices:(2)
Oil (Bbl)	$55.69	$65.56
Natural gas (MMBtu)	$2.58	$3.10

(1)	This disclosure reflects changes in the standardized measure calculation excluding the effects of hedging activities.

(2)
Average first day of the month spot price for the preceding 12-month period before price differentials and deducts. Price differentials and deducts were applied when the estimated future cash flows from estimated production from proved reserves were calculated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our CEO and our CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2019.  See Part II, Item 8. “Financial Statements and Supplementary Data” under Management’s Annual Report on Internal Control Over Financial Reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Ernst & Young LLP audited our financial statements for fiscal year 2019, including the audit of EP Energy LLC.  Included in the table below are the aggregate fees for professional services rendered to us by Ernst & Young LLP for the years ended December 31, 2019 and 2018.
Principal Accountant Fees and Services
Aggregate fees for professional services rendered to us by Ernst & Young LLP for the years ended December 31 were (in thousands):

	2019	2018
Audit	$1,609	$1,304
Audit Related	7	4
Total	$1,616	$1,308
Audit Fees. For the years ended December 31, 2019 and 2018 were primarily for professional services rendered for the audit of consolidated financial statements of EP Energy LLC; the review of documents filed with the SEC; consents; the issuance of comfort letters; and certain financial accounting and reporting consultations.
Audit Related Fees. For the years ended December 31, 2019 and 2018 were primarily for professional services and other advisory services rendered not included in audit fees above.
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

10.74+
Form of Key Employee Retention Plan for Officers (Exhibit 10.1 to EP Energy Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 9, 2019).

10.75
Forbearance Agreement, dated September 14, 2019, by and among EP Energy LLC, Everest Acquisition Finance Inc., the guarantors under the Indenture and the Noteholders (Exhibit 10.1 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on September 16, 2019).

10.76
Forbearance Agreement, dated as of September 14, 2019, among EPE Acquisition, LLC, EP Energy LLC, as borrower, and the Credit Agreement Forbearing Parties (Exhibit 10.2 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on September 16, 2019).

Exhibit No.	Exhibit Description
10.77
Plan Support Agreement, dated October 18, 2019, by and among the Company, the other Debtors party thereto, and the Supporting Noteholders party thereto (Exhibit 10.1 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on October 21, 2019).

10.78
Backstop Commitment Agreement, dated October 18, 2019, by and among the Company, the other Debtors party thereto, and the Commitment Parties party thereto (Exhibit 10.2 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on October 21, 2019).

10.79
Joint Chapter 11 Plan of Reorganization of EP Energy Corporation and its Affiliated Debtors (Exhibit 99.1 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on November 19, 2019).

10.80
Disclosure Statement for Joint Chapter 11 Plan of Reorganization of EP Energy Corporation and its Affiliated Debtors (Exhibit 99.2 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on November 19, 2019).

10.81	Senior Secured Superpriority Debtor-in-Possession Credit Agreement (Exhibit 10.1 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on November 27, 2019).

10.82	Amended Joint Chapter 11 Plan of EP Energy Corporation and its Affiliated Debtors (Exhibit 99.1 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on December 16, 2019).

10.83
Disclosure Statement for Amended Joint Chapter 11 Plan of Reorganization of EP Energy Corporation and its Affiliated Debtors (Exhibit 99.2 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on December 16, 2019).

10.84
Modified Third Amended Joint Chapter 11 Plan of EP Energy Corporation and its Affiliated Debtors (Exhibit 99.1 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on January 9, 2020).

10.85
Modified Disclosure Statement for Modified Third Amended Joint Chapter 11 Plan of Reorganization of EP Energy Corporation and its Affiliated Debtors (Exhibit 99.2 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on January 9, 2020).

10.86	Fourth Amended Joint Chapter 11 Plan of EP Energy Corporation and its Affiliated Debtors (Exhibit 99.1 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on January 14, 2020).

10.87
Disclosure Statement for Fourth Amended Joint Chapter 11 Plan of Reorganization of EP Energy Corporation and its Affiliated Debtors (Exhibit 99.2 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on January 14, 2020).

10.88
Plan Supplement in Connection with Fourth Amended Joint Chapter 11 Plan of EP Energy Corporation and its Affiliated Debtors (Exhibit 99.1 to EP Energy Corporation's Current Report on Form 8-K, filed with the SEC on February 10, 2020).

23.1*	Consent of Ryder Scott Company, L.P.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Ryder Scott Company, L.P. reserve report for EP Energy Corporation as of December 31, 2019.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.
(c) Financial statement schedules
Financial statement schedules have been omitted because they are either not required or not applicable.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EP Energy LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2020.

EP ENERGY LLC

By:	/s/ Russell E. Parker
Russell E. Parker
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EP Energy LLC and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell E. Parker
Russell E. Parker	President and Chief Executive Officer (Principal Executive Officer) and Director, EP Energy Corporation	March 25, 2020

/s/ Kyle A. McCuen
Kyle A. McCuen	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 25, 2020

/s/ Alan R. Crain, Jr.
Alan R. Crain, Jr.	Chairman of the Board, EP Energy Corporation	March 25, 2020

/s/ Gregory A. Beard
Gregory A. Beard	Director, EP Energy Corporation	March 25, 2020

/s/ Scott R. Browning
Scott R. Browning	Director, EP Energy Corporation	March 25, 2020

/s/ Carol Flaton
Carol Flaton	Director, EP Energy Corporation	March 25, 2020

/s/ Jae Hwii Gwag
Jae Hwii Gwag	Director, EP Energy Corporation	March 25, 2020

/s/ Wilson B. Handler
Wilson B. Handler	Director, EP Energy Corporation	March 25, 2020

/s/ J. Barton Kalsu
J. Barton Kalsu	Director, EP Energy Corporation	March 25, 2020

/s/ Robert C. Reeves
Robert C. Reeves	Director, EP Energy Corporation	March 25, 2020

/s/ Robert M. Tichio
Robert M. Tichio	Director, EP Energy Corporation	March 25, 2020

/s/ Donald A. Wagner
Donald A. Wagner	Director, EP Energy Corporation	March 25, 2020

/s/ Rakesh Wilson
Rakesh Wilson	Director, EP Energy Corporation	March 25, 2020